Form 10-Q
period 1995-03-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1995-05-15
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995



	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-13532


	EQUIPMENT ASSET RECOVERY FUND, L.P.

	(Exact name of registrant as specified in its charter)




Texas                           11-2661586

(State or other jurisdiction of	(I.R.S. Employer
 Incorporation or organization)	 identification No.)

3 World Financial Center, New York, NY                  10285

(Address of principal executive offices)		(Zip code)

	(212) 526-3237

	(Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

Consolidated Balance Sheets


                                                March 31,       December 31,
Assets                                          1995            1994

Equipment:
        Construction cranes                     $16,876,294     $17,436,077
        Vehicles and equipment                      128,761         135,336

                                                 17,005,055      17,571,413
        Less accumulated depreciation            (9,035,214)     (9,075,076)

                                                  7,969,841       8,496,337

Cash and cash equivalents                         1,069,051       1,215,735
Accounts receivable,
net of allowance for doubtful
accounts of $10,000 in 1995 and 1994                264,722         242,668
Organization and loan closing costs,
net of accumulated
amortization of $192,796 in 1995
and $176,270 in 1994                                371,464         387,990
Other assets                                        174,880         191,048

                Total Assets                    $ 9,849,958     $10,533,778


Liabilities and Partners' Deficit

Liabilities:
        Accounts payable and accrued expenses   $   382,551     $   584,631
        Deferred management fee                   1,761,421       1,715,943
        Loans payable                             6,194,210       7,047,335
        Accrued interest                                  -          50,012
        Due to affiliates                            50,000          62,331
        Deferred income taxes                       486,400         459,400

                Total Liabilities                 8,874,582       9,919,652

Minority interest                                 1,344,447       1,383,651

Partners' Deficit:
        General Partners                           (108,362)       (534,011)
        Limited Partners                           (257,993)       (233,060)
        Special Limited Partner                      (2,716)         (2,454)

                Total Partners' Deficit            (369,071)       (769,525)

                Total Liabilities and
                Partners' Deficit               $ 9,849,958     $10,533,778


Consolidated Statement of Partners' Deficit
For the three months ended March 31, 1995

                                                          Special
                                General      Limited      Limited
                                Partners     Partners     Partner    Total

Balance at December 31, 1994    $(534,011)   $(233,060)   $(2,454)   $(769,525)
Net income                        425,649      (24,933)      (262)     400,454

Balance at March 31, 1995       $(108,362)   $(257,993)   $(2,716)   $(369,071)


Consolidated Statements of Operations
For the three months ended March 31, 1995 and 1994



Income                                          1995            1994

Rental revenues                                 $ 1,185,109     $ 1,263,330
Interest income                                      14,537           5,352
Gain on sale of cranes                              426,699               -
Other income                                          7,751          10,708

        Total Income                              1,634,096       1,279,390

Expenses

Rental expenses                                     294,472         300,669
General, selling and administrative                 432,639         368,891
Depreciation and amortization                       316,471         338,264
Interest expense                                    141,786         159,049
Management fee                                       60,478          66,203

        Total Expenses                            1,245,846       1,233,076

Income before Minority Interest and Provision
                for Income Taxes                    388,250          46,314

Minority Interest                                    39,204          20,949

Income before Provision for Income Taxes            427,454          67,263

        Provision for Income Taxes, Deferred         27,000          51,900

                Net Income                      $   400,454     $    15,363


Net Income Allocated:

To the General Partner                          $   425,649     $       614
To the Limited Partners                             (24,933)         14,595
To the Special Limited Partner                         (262)            154

                                                $   400,454     $    15,363

Per limited partnership unit
        (32,722 outstanding)                    $     (0.76)    $       .45


Consolidated Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income                                      $   400,454     $    15,363
Adjustments to reconcile net income to net cash
provided by operating activities:
        Gain on sale of cranes                     (426,699)              -
        Minority interest                           (39,204)        (20,949)
        Depreciation and amortization               316,471         338,264
        Increase (decrease) in
        cash arising from changes
	in operating assets and liabilities:
                Accounts receivable, net            (22,054)        188,950
                Other assets                         16,526          20,027
                Accounts payable and
                accrued expenses                   (202,080)        (95,119)
                Deferred management fee              45,478          51,203
                Due to affiliates                   (12,331)        (25,000)
                Accrued interest                    (50,012)              -
                Deferred income taxes                27,000          51,900

Net cash provided by operating activities            53,549         524,639

Cash Flows from Investing Activities:

        Proceeds from sale of cranes                652,892               -

Net cash provided by investing activities           652,892               -

Cash Flows from Financing Activities:

        Principal payments on long-term debt       (853,125)       (300,271)

Net cash used for financing activities             (853,125)       (300,271)

Net increase (decrease) in
cash and cash equivalents                          (146,684)        224,368
Cash and cash equivalents at beginning of period  1,215,735         732,220

Cash and cash equivalents at end of period      $ 1,069,051     $   956,588


Supplemental Disclosure of
Cash Flow Information:

     Cash paid during the period for interest   $   191,798     $   159,049



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations, and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' deficit for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part 1, Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At March 31, 1995, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,069,051, a decrease of $146,684 from December 31, 1994. The decrease is due to net principal payments on long-term debt exceeding cash flow from operating activities and proceeds from the sale of a crane during the first quarter of 1995. The General Partners believe that the Partnership has adequate cash reserves at DSC Venture ("DSC"), the Partnership's 99% subsidiary, and Partnership levels to support operations and the amortization of debt for the near term. However, there can be no assurance that existing operating levels can be maintained and that these cash reserves will be adequate in either the near or long term. The adequacy of the current cash position will be affected by matters over which the Partnership and its managers have little control. This includes market conditions which affect the utilization and rental rates at which the Partnership's assets are leased.

At March 31, 1995, construction cranes at cost totaled $16,876,294 as compared to $17,436,077 at December 31, 1994. The decrease is due to the sale of one DSC crane during the first quarter of 1995. The net selling price of the crane was $652,892, and a resulting gain of $426,699 was recognized during the first quarter of 1995. The proceeds from this sale were used to reduce the Partnership's debt.

Loans payable were $6,194,210 at March 31, 1995 compared to $7,047,335 at December 31, 1994. The $853,125 decrease is attributable to principal payments made on the Partnership's debt in part utilizing the proceeds from the first quarter 1995 crane sale discussed above.

Accounts payable and accrued expenses at March 31, 1995 were $382,551 compared to $584,631 at December 31, 1994. The $202,080 decrease is primarily attributable to the timing of the payment of operating expenses and audit fees.

Results of Operations
The Partnership generated net income of $400,454 for the period ended March 31, 1995, compared to $15,363 for the same period in 1994. The increase is primarily attributable to the $426,699 gain recognized on the sale of one crane in the first quarter of 1995 partially offset by an increase in general, selling and administrative expenses. The Partnership generated net income before provision for income taxes and minority interest of $388,250 and $46,314 for the periods ended March 31, 1995 and 1994, respectively.

Rental revenue for the period ended March 31, 1995 did not change significantly from the same period in 1994. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues to remain steady over the remainder of 1995 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

General, selling and administrative expenses were $432,639 for the three months ended March 31, 1995 compared to $368,891 for the corresponding period in 1994. Such increase is primarily attributable to timing differences in the payment of operating expenses, an increase in staffing at Dayton-Scott Equipment Company and to nonrecurring offices expenses.

Interest expense for the period ended March 31, 1995 decreased from the same period in 1994 due to interest being calculated on lower outstanding principal balances on the Partnership's debt.


PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three month period covered by this report.


	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					EQUIPMENT ASSET RECOVERY FUND L.P.

			              	BY:	EQUIPMENT MANAGEMENT INC.
                                                General Partner



Date:  May 12, 1995
					BY:	/s/Moshe Braver
					Name:	Moshe Braver
					Title:	Director and President



Date:  May 12, 1995
					BY:	/s/Daniel M. Palmier
					Name:	Daniel M. Palmier
					Title:	Vice President and
						Chief Financial Officer