Form 10-Q
period 1995-06-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1995-08-14
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q



(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-13532

                       EQUIPMENT ASSET RECOVERY FUND L.P.
              (Exact name of registrant as specified in its charter)


         Texas                                        11-2661586
(State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or organization)                     identification No.)

Attn: Andre Anderson
3 World Financial Center, 29th floor, New York, NY          10285
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


                           Consolidated Balance Sheets


                                     June 30,        December 31,
Assets                                  1995                1994

Equipment:
  Construction cranes           $ 16,409,110        $ 17,436,077
  Vehicles and equipment             128,761             135,336
                                  ----------          ----------
                                  16,537,871          17,571,413
  Less accumulated depreciation   (9,187,219)         (9,075,076)
                                  ----------          ----------
                                   7,350,652           8,496,337

Cash and cash equivalents          1,100,209           1,215,735
Accounts receivable, net of
allowance for doubtful accounts
of $10,000 in 1995 and 1994          253,019             242,668

Organization and loan closing
costs, net of accumulated
amortization of $209,321 in
1995 and $176,270 in 1994            354,939             387,990

Other assets                         145,236             191,048
                                   ---------          ----------
Total Assets                     $ 9,204,055        $ 10,533,778
                                   =========          ==========

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued
expenses                         $   591,538        $    584,631
Deferred management fee            1,801,658           1,715,943
Loans payable                      5,191,860           7,047,335
Accrued interest                           -              50,012
Due to affiliates                     53,331              62,331
Deferred income taxes                550,500             459,400
                                     -------            --------
Total Liabilities                  8,188,887           9,919,652

Minority interest                  1,332,519           1,383,651

Partners' Capital (Deficit):
   General Partners                 (317,351)           (534,011)
   Limited Partners                        -            (233,060)
   Special Limited Partner                 -              (2,454)
                                    --------            --------
   Total Partners' Deficit          (317,351)           (769,525)
                                    --------            --------
Total Liabilities and Partners'
   Deficit                       $ 9,204,055        $ 10,533,778
                                   =========          ==========


           Consolidated Statement of Partners' Capital (Deficit)
                   For the six months ended June 30, 1995


                                                       Special
                           General        Limited      Limited
                          Partners       Partners      Partner        Total

Balance at December
  31, 1994              $ (534,011)    $ (233,060)    $ (2,454)  $ (769,525)

Net income                 216,660        233,060        2,454      452,174
                           -------        -------      -------      -------
Balance at June
  30, 1995              $ (317,351)    $        -      $     -   $ (317,351)
                          ========        ========      ========    ========


                       Consolidated Statements of Operations

                                Three months ended          Six months ended
                                    June 30,                     June 30,
Income                      1995           1994           1995            1994

Rental revenues      $ 1,065,897    $ 1,180,318    $ 2,251,006     $ 2,443,648
Interest income           15,341          6,477         29,878          11,829
Gain on sale of cranes   334,345              -        761,044               -
Other income               6,383         11,361         14,134          22,069
                       ---------      ---------      ---------       ---------
  Total Income         1,421,966      1,198,156      3,056,062       2,477,546
                       ---------      ---------      ---------       ---------
Expenses

Rental expenses          295,879        335,528        590,351         636,197
General, selling
  and administrative     530,474        381,292        963,113         750,183
Depreciation and
  amortization           310,632        338,263        627,103         676,527
Interest expense         125,852        159,466        267,638         318,515
Management fee            55,237         61,125        115,715         127,328
                       ---------      ---------      ---------       ---------
Total Expenses         1,318,074      1,275,674      2,563,920       2,508,750
                       ---------      ---------      ---------       ---------
Net Income (Loss)
 before Minority
 Interest and
 Provision for
 Income Taxes
                         103,892        (77,518)       492,142         (31,204)

Minority Interest         11,928         30,493         51,132          51,442

Net Income (Loss)
 before Provision for
 Income Taxes            115,820        (47,025)       543,274          20,238

Provision for Income
 Taxes, Deferred          64,100         38,900         91,100          90,800
                       ---------     ----------      ---------       ---------
Net Income (Loss)     $   51,720    $   (85,925)   $   452,174      $  (70,562)
                       =========     ==========      =========       =========

Net Income (Loss) Allocated:

To the General
 Partners            $  (208,989)     $ (55,987)    $ 216,660        $ (55,373)
To the Limited
 Partners                257,993        (29,627)      233,060          (15,032)
To the Special
 Limited Partner           2,716           (311)        2,454             (157)
                       ---------     ----------      ---------       ---------
                     $    51,720      $ (85,925)    $ 452,174        $ (70,562)
                       =========     ==========      =========       =========
Per limited
 partnership unit
 (32,722 outstanding)     $ 7.88        $ (0.91)    $    7.12        $   (0.46)



                    Consolidated Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994


Cash Flows from Operating Activities:            1995                 1994

Net income (Loss)                        $    452,174         $    (70,562)
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
  Gain on sale of cranes                     (761,044)                   -
  Minority interest                           (51,132)             (51,442)
  Depreciation and amortization               627,103              676,527
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Accounts receivable, net                  (10,351)             200,042
    Other assets                               45,812               49,850
    Accounts payable and accrued expenses       6,907              (63,593)
    Deferred management fee                    85,715               97,328
    Due to affiliates                           (9000)                   -
    Accrued interest                          (50,012)                   -
    Deferred income taxes                      91,100               90,800
                                             --------             --------
Net cash provided by operating activities     427,272              928,950
                                             --------             --------

Cash Flows from Investing Activities:

 Proceeds from sale of cranes               1,312,677                    -

Net cash provided by investing activities   1,312,677                    -


Cash Flows from Financing Activities:

Proceeds from long-term debt                  100,000              250,781
Principal payments on long-term debt       (1,955,475)            (913,581)

Net cash used for financing activities     (1,855,475)            (662,800)

Net increase decrease in cash
 and cash equivalents                        (115,526)             266,150

Cash and cash equivalents at
 beginning of period                        1,215,735              732,220
                                            ---------             --------
Cash and cash equivalents at
 end of period                           $  1,100,209         $    998,370
                                            =========             ========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period
 for interest                            $  317,650           $    379,835



                Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994; and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

                                     Sale of Cranes

In January and May 1995, the Partnership sold one DSC Venture crane and one SFN crane, the proceeds of which were used to reduce the Partnership's debt:


                               Date           Net          Net         Gain
                                 of       Selling         Book           on
    Crane                      Sale         Price        Value         Sale

Manitowoc 4100     January  4, 1995  $    653,250   $  226,551    $ 426,699
Manitowoc 4100w        May 15, 1995       659,427      325,082      334,345

                                     $  1,312,677   $  551,633    $ 761,044

  The proceeds are net of 2.5% sales commission paid to Dayton-Scott Equipment Company.


Part 1, Item 2   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At June 30, 1995, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,100,209, a decrease of $115,526 from December 31, 1994. The decrease is due to principal payments on long-term debt exceeding cash flow from operating activities and proceeds from the sales of cranes during the first six months of 1995. The General Partners believe that the Partnership has adequate cash reserves at DSC Venture ("DSC"), the Partnership's 99% subsidiary, and Partnership levels to support operations and the amortization of debt for the near term. However, there can be no assurance that existing operating levels can be maintained and that these cash reserves will be adequate in either the near or long term. The adequacy of the current cash position will be affected by matters over which the Partnership and its managers have little control. This includes market conditions which affect the utilization and rental rates at which the Partnership's as sets are leased.

At June 30, 1995, construction cranes at cost totaled $16,409,110 as compared to $17,436,077 at December 31, 1994. The decrease is due to the sale of one DSC crane during the first quarter of 1995 and the sale of one SFN Corporation ("SFN") crane during the second quarter of 1995. The net selling price of the DSC crane was $653,250, resulting in a gain of $426,699 in the first quarter of 1995. The net selling price of the SFN crane was $659,427, and a resulting gain of $334,345 was recognized during second quarter of 1995. The proceeds from these sales were used to reduce the Partnership's debt.

Loans payable were $5,191,860 at June 30, 1995 compared to $7,047,335 at December 31, 1994. The $1,855,475 decrease is attributable to principal payments made on the Partnership's debt in part utilizing the proceeds from the crane sales discussed above.

Accrued interest decreased from $50,012 at December 31, 1994, to $0 at June 30, 1995, due to the timing of the Partnership's debt service payments.


Results of Operations
For the three and six months ended June 30, 1995 the Partnership generated net income of $51,720 and $452,174, respectively, as compared to net losses of $85,925 and $70,562 for the three and six months ended June 30, 1994. The changes from net loss to net income are primarily due to the gains recognized on the sale of cranes during the first and second quarters of 1995, partially offset by increases in general, selling and administrative expenses.

Rental revenues for the three and six months ended June 30, 1995 decreased compared to the same periods in 1994 primarily due to the sale of five cranes over the past year. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues to remain relatively steady over the remainder of 1995 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

For the three and six months ended June 30, 1995, general, selling and administrative expenses were $530,474 and $963,113, respectively, compared to $381,292 and $750,183 for the corresponding periods in 1994. The increases in both periods are primarily due to an accrual for SFN consulting and salary expenses during second quarter of 1995, an increase in staffing at Dayton-Scott Equipment Company and to non-recurring office expenses.

Interest expense for the three and six months ended June 30, 1995 decreased from the same periods in 1994 due to interest being calculated on lower outstanding principal balances on the Partnership's debt resulting from principal repayments made over the past year.


                           PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6		Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995.


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


                            EQUIPMENT ASSET RECOVERY FUND L.P.

                        BY: EQUIPMENT MANAGEMENT INC.
                            General Partner



Date:  August 11, 1995  BY: /s/ Moshe Braver
                        Name:   Moshe Braver
                        Title:  Director and President



Date:  August 11, 1995  BY: /s/ Daniel M. Palmier
                        Name:   Daniel M. Palmier
                        Title:  Vice President and Chief Financial
                                Officer