Form 10-Q
period 1995-09-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1995-11-14
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

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



Consolidated Balance Sheets

                                            September 30,       December 31,
Assets                                              1995               1994

Equipment:
        Construction cranes                $  16,548,306      $  17,436,077
        Vehicles and equipment                   128,761            135,336

                                              16,677,067         17,571,413
        Less accumulated depreciation         (9,614,681)        (9,075,076)

                                               7,062,386          8,496,337

Cash and cash equivalents                      1,110,602          1,215,735
Accounts receivable, net of
allowance for doubtful
accounts of $10,000 in 1995 and 1994             368,584            242,668

Organization and loan closing costs,
net of accumulated amortization of
$225,845 in 1995 and $176,270 in 1994            338,415            387,990

Other assets                                      96,214            191,048

                Total Assets               $   8,976,201      $  10,533,778



Liabilities and Partners' Deficit

Liabilities:
    Accounts payable and accrued expenses  $     688,218      $     584,631
    Deferred management fee                    1,843,527          1,715,943
    Loans payable                              5,100,785          7,047,335
    Accrued interest                              33,796             50,012
    Due to affiliates                             53,331             62,331
    Deferred income taxes                        561,600            459,400

                Total Liabilities              8,281,257          9,919,652

Minority interest                              1,281,624          1,383,651

Partners' Deficit:
    General Partners                            (586,680)          (534,011)
    Limited Partners (32,722 Units
    Outstanding)                                      --           (233,060)
    Special Limited Partner                           --             (2,454)

                Total Partners' Deficit         (586,680)          (769,525)

                Total Liabilities
                and Partners' Deficit      $   8,976,201      $  10,533,778



Consolidated Statement of Partners' Deficit
For the nine months ended September 30, 1995


                                               Special
                                 General       Limited     Limited
                                Partners      Partners     Partner       Total

Balance at December 31, 1994  $ (534,011)   $ (233,060)  $  (2,454) $ (769,525)
Net income (loss)                (52,669)      233,060       2,454     182,845

Balance at September 30, 1995 $ (586,680)   $       --   $      --  $ (586,680)



Consolidated Statements of Operations

                                   Three months ended        Nine months ended
                                      September 30,            September 30,
Income                             1995          1994         1995         1994

Rental revenues             $ 1,094,520   $ 1,259,317  $ 3,345,526  $ 3,702,965
Interest income                  14,872         7,142       44,750       18,971
Other income                      6,360         9,427       20,494       31,496

        Total Income          1,115,752     1,275,886    3,410,770    3,753,432

Expenses

Rental expenses                 470,339       349,104    1,060,690      985,301
General, selling and
administrative                  432,128       373,013    1,395,241    1,123,196
Depreciation and amortization   304,790       328,126      931,893    1,004,653
Interest expense                160,750       172,309      428,388      490,824
Management fee                   56,869        64,491      172,584      191,819

        Total Expenses        1,424,876     1,287,043    3,988,796    3,795,793

Other Income

Gain on sale of cranes               --       516,451      761,044      516,451

Net Income (Loss) before
Minority Interest and
Provision for Income Taxes     (309,124)      505,294      183,018      474,090

Minority Interest                50,895        31,003      102,027       82,445

Net Income (Loss) before
Provision for Income Taxes     (258,229)      536,297      285,045      556,535

        Provision for Income
        Taxes, Deferred          11,100        38,100      102,200      128,900

          Net Income (Loss) $  (269,329)  $   498,197  $   182,845  $   427,635


Net Income (Loss) Allocated:

To the General Partners     $  (269,329)  $   568,271  $   (52,669) $   512,898
To the Limited Partners              --       (69,343)     233,060      (84,375)
To the Special Limited
Partner                              --          (731)       2,454         (888)

                            $  (269,329)  $   498,197  $   182,845  $   427,635

Per limited partnership
unit (32,722 outstanding)   $      0.00   $     (2.12) $      7.12  $     (2.58)



Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994


Cash Flows from Operating Activities:                   1995            1994

Net income                                      $    182,845    $    427,635
Adjustments to reconcile net income to net cash
provided by operating activities:
        Gain on sale of cranes                      (761,044)       (516,451)
        Minority interest                           (102,027)        (82,445)
        Depreciation and amortization                931,893       1,004,653
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
                Accounts receivable, net            (125,916)        (23,368)
                Other assets                          94,834         (64,404)
                Accounts payable and accrued
                expenses                             103,587         105,186
                Deferred management fee              127,584         146,819
                Due to affiliates                     (9,000)        (25,000)
                Accrued interest                     (16,216)             --
                Deferred income taxes                102,200         128,900

Net cash provided by operating activities            528,740       1,101,525

Cash Flows from Investing Activities:

        Proceeds from sale of cranes               1,312,677         931,125
        Increase in restricted cash                       --        (931,125)

Net cash provided by investing activities          1,312,677              --

Cash Flows from Financing Activities:

        Proceeds from long-term debt                 100,000         275,503
        Principal payments on long-term debt      (2,046,550)     (1,200,074)

Net cash used for financing activities            (1,946,550)       (924,571)

Net increase (decrease) in cash and
cash equivalents                                    (105,133)        176,954
Cash and cash equivalents at
beginning of period                                1,215,735         732,220

Cash and cash equivalents at end of period      $  1,110,602    $    909,174


Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period
        for interest                            $    444,604    $    490,824



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994; and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

	Sale of Cranes

        In January and May 1995, the Partnership sold one DSC Venture crane and one SFN crane, the proceeds of which were used to reduce the Partnership's debt:


                                     Date         Net         Net         Gain
                                       of     Selling        Book           on
        Crane                        Sale    Price (1)      Value         Sale

        Manitowoc 4100    January 4, 1995  $  653,250   $ 226,551    $ 426,699
        Manitowoc 4100w      May 15, 1995     659,427     325,082      334,345

                                           $1,312,677   $ 551,633    $ 761,044


        1 The proceeds are net of 2.5% sales commission paid to Dayton-Scott
          Equipment Company.

Part 1, Item 2   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At September 30, 1995, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,110,602, a decrease of $105,133 from December 31, 1994. The decrease is attributed to principal payments made on long-term debt exceeding cash flow from operating activities and proceeds from the sales of cranes during the first nine months of 1995. Notwithstanding the foregoing, the General Partners believe that the Partnership has adequate cash reserves at DSC Venture ("DSC"), the Partnership's 99% subsidiary, and Partnership levels to support operations and the amortization of debt for the near term. However, there can be no assurance that existing operating levels can be maintained and that these cash reserves will be adequate in either the near or long term. The adequacy of the current cash position will be affected by matters over which the Partnership and its managers have little control. This includes market conditions which affect the utilization and rental rates at which the Partnership's assets are leased.

At September 30, 1995, construction cranes at cost totaled $16,548,306 as compared to $17,436,077 at December 31, 1994. The decrease is due to the sale of one DSC crane during the first quarter of 1995 and the sale of one SFN Corporation ("SFN") crane during the second quarter of 1995. The net selling price of the DSC crane was $653,250, resulting in a gain of $426,699 in the first quarter of 1995. The net selling price of the SFN crane was $659,427, and a resulting gain of $334,345 was recognized during second quarter of 1995. The proceeds from these sales were used to reduce the Partnership's debt.

Loans payable were $5,100,785 at September 30, 1995 compared to $7,047,335 at December 31, 1994. The $1,946,550 decrease is attributable to principal payments made on the Partnership's debt in part utilizing the proceeds from the crane sales discussed above.

Results of Operations
For the three and nine months ended September 30, 1995 the Partnership generated a net loss of $269,329 and net income of $182,845, respectively, as compared to net income of $498,197 and $427,635 for the three and nine months ended September 30, 1994. The change from net income to net loss for the three-month period is primarily due to a $516,451 gain recognized on the sale of three DSC Venture cranes in July and August of 1994, a decrease in rental revenue and an increase in rental expense. The decrease in net income for the nine-month period is mainly due to a decrease in rental revenue and an increase in general, selling and administrative expenses, partially offset by the gains recognized on the sales of cranes during the first and second quarters of 1995 discussed above.

Rental revenues for the three and nine months ended September 30, 1995 decreased compared to the same periods in 1994 primarily due to the sale of five cranes since mid-1994. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues to remain relatively steady through the remainder of 1995 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

Rental expenses for the three and nine months ended September 30, 1995 increased compared to the same periods in 1994 primarily as a result of a increases in certain repairs and maintenance expenses net of on-site servicing of cranes by Dayton-Scott that are typically charged back to crane lessees.

For the three and nine months ended September 30, 1995, general, selling and administrative expenses were $432,128 and $1,395,241, respectively, compared to $373,013 and $1,123,196 for the corresponding periods in 1994. The increases in both periods are primarily due to an accrual for SFN consulting and salary expenses during the second and third quarters of 1995 and to increases in non-recurring office expenses.

Interest expense for the three and nine months ended September 30, 1995 decreased from the same periods in 1994 due to interest being calculated on lower outstanding principal balances on the Partnership's debt resulting from principal repayments made over the past year.



PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27)    Financial Data Schedule

                (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					EQUIPMENT ASSET RECOVERY FUND L.P.

			              	BY:	EQUIPMENT MANAGEMENT INC.
                                                General Partner



Date:  November 14, 1995		BY:	/s/ Moshe Braver
                                        Name:   Moshe Braver
                                        Title:  Director and President



Date:  November 14, 1995		BY:	/s/ Daniel M. Palmier
                                        Name:   Daniel M. Palmier
                                        Title:  Vice President and
                                                Chief Financial Officer