Form 10-K
period 1995-12-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1996-04-01
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995

                                       or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
                       For the transition period from to

                        Commission file number:  0-13532


                      EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact name of registrant as specified in its charter


       Texas                                              11-2661586
State or other jurisdiction                 I.R.S Employer Identification
of incorporation or organization

3 World Financial Center, 29th Floor,                        Zip Code
New York, New York Attn: Andre Anderson                     10285-2900
Address of principal executive offices

Registrant's telephone number, including area code:  (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No market for the limited partnership interests exists and therefore a market value for the interests cannot be determined.

Documents Incorporated by Reference: Portions of the Registrant's Prospectus
                                     dated February 2, 1984 filed pursuant to rule 424(b) are incorporated by reference in PART I of this report.

                                     Annual Report to Unitholders for the year ended December 31, 1995 is incorporated by reference in PARTS I, II, III and IV of this report.


                                     PART I

Item 1.  Business

a. General Development of Business
Equipment Asset Recovery Fund, L.P. (the "Partnership") (formerly Hutton Asset Recovery Fund), a Texas limited partnership, was formed to engage in the business of acquiring various types of distressed assets in the energy and construction industries (the "Assets"), either directly or through partnerships, joint ventures or other forms of indirect ownership, operating such Assets under management agreements with experienced operators (who may be affiliated with the General Partners) or leasing such Assets to users, and ultimately selling the Assets. The general partners of the Partnership are Equipment Management, Inc. ("EMI") (formerly Hutton Equipment Management, Inc.), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman") (formerly Shearson Lehman Brothers Inc.) and Mr. Steven A. Webster, an individual resident of Houston, Texas (together, the "General Partners") (see Item 10).

On February 2, 1984, the Partnership began the offering of limited partnership interests in the Partnership (the "Units"). As of July 31, 1984, the termination date of the offering, the Partnership had accepted subscriptions for 32,722 Units for an aggregate of $16,361,000 (the holders of such Units are referred to herein as "Limited Partners"). The net proceeds of the offering after payment of organizational and offering costs aggregated $14,114,418. The General Partners made an aggregate cash contribution of $1,000. San Felipe Investors, a Texas general partnership, (the "Special Limited Partner") made a cash contribution to the Partnership of $1,000.

b. Financial Information About Industry Segments
The Partnership's sole business is the acquisition, ownership and operation of the Assets. All of the Partnership's revenues, operating profit or loss relate solely to such industry segment.

c. Narrative Description of Business
The business of the Partnership is the acquisition of distressed assets, directly or indirectly, for the purpose of operating them, either directly or through partnerships or joint ventures in which the Partnership participates, under management agreements with experienced operators and ultimately selling the Assets. Reference is made to the section captioned "Investment and Operating Objectives and Policies" contained on pages 18 through 24 of the Prospectus for a description of the Partnership's objectives and policies regarding the selection, operation, liquidation and financing of the Assets, which pages are incorporated herein by reference thereto.

Investments and Ability to Meet Investment Objectives
The Partnership used the net proceeds of the public offering to acquire three types of Assets. The Partnership purchased (i) four land drilling rigs, (ii) an interest in a Texas partnership, GCH Venture, ("GCH") that purchased five barge drilling rigs, nine crew boats and related property, and (iii) ten construction cranes and an interest in a partnership, DSC Venture ("DSC"), which owned 49 cranes and related equipment and operates those cranes, the cranes owned by the Partnership, and cranes owned by third parties. Due primarily to the severe decline in the oil and gas drilling industry that occurred in 1986, after the purchase of Assets in that industry, all of the Partnership's Assets in the oil and gas industry have been either foreclosed on or sold at a loss. During 1991, the Partnership received the final payments it was owed by Falcon Drilling Inc. ("Falcon") from the disposition of its interest in GCH.

The Partnership's remaining Assets are: (i) the nine construction cranes it owns outright, which are operated by DSC, (ii) the Partnership's 99% interest in DSC, which owned forty-four cranes and seven pieces of related equipment as of December 31, 1995, and (iii) a controlling interest in SFN Corporation ("SFN"), which owns four cranes and two pieces of related equipment. Reference is made to Note 5 to the Financial Statements, which is incorporated herein by reference thereto for a description of SFN. See also "Item 2. Properties" for additional information regarding the Partnership's assets. The Partnership also owns certain other assets (primarily accounts receivable) and cash. While the construction crane industry has stabilized to a certain degree, the loss of the Partnership's investments in the oil and gas industry caused the General Partners to believe the Partnership's original investment goals will not be met.

Specific reasons for the Partnership's failure to meet its investment objectives include: (a) the severe worsening in the international supply and pricing situation for oil and gas, which occurred after the Partnership purchased Assets used in the oil and gas industry, and consequent under-utilization of the Partnership's drilling rigs and related equipment, (b) the foreclosure in 1986 on four land drilling rigs owned by the Partnership,
(c) the foreclosure in 1988 on three of the five barge drilling rigs and four of the nine crew boats owned by GCH, and (d) longer-than-anticipated depressed conditions in the major construction markets in which the Partnership participates through DSC. The General Partners believe that the value of the Limited Partners' investment will be maximized by pursuing the following objectives: (a) preserving the Partnership's liquidity, (b) continuing to operate the Assets of DSC so as to provide cash flow sufficient to service the indebtedness encumbering such Assets, and (c) attempting to reduce the carrying costs of the Partnership's Assets. The General Partners will seek to maximize cash flow from the remaining Assets, reduce the Partnership's debt burden, provide cash distributions, and eventually sell such Assets.

Structure of DSC
Effective October 1, 1984, the Partnership purchased ten Manitowoc crawler type cranes (the "EARF Cranes") from Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott"). One EARF crane was subsequently sold. The Partnership leased the EARF Cranes to DSC, a joint venture formed by the Partnership and Dayton-Scott, with each having an equal interest. DSC was formed to operate
(i) the EARF Cranes, (ii) forty-nine cranes and seven pieces of related equipment consisting of towers and Ringers (the "Venture Cranes") contributed by Dayton-Scott to DSC, and (iii) the five cranes, one tower and one Ringer originally owned by SFN (the "SFN Cranes") (the EARF Cranes, the Venture Cranes and the SFN Cranes, together with all related towers, Ringers and equipment are referred to herein as the "Fleet"). Reference is made to Notes 5 and 6 to the Financial Statements, which are incorporated herein by reference thereto for a discussion of the acquisition of the Fleet. Subsequently, Dayton-Scot t no longer holds an ownership interest in DSC (please see the reference in Note 4 to the Financial Statements).

The cranes and related equipment owned and managed by DSC are in turn managed and operated by Dayton-Scott Equipment Company ("DSEC") pursuant to a management agreement between DSC and DSEC dated January 1, 1990. DSEC has managed the cranes since their acquisition by Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott") in early 1982. The management agreement provides for the reimbursement by DSC of all expenses related to the operation of the cranes and related equipment, including salaries of DSEC's employees. The agreement also provides for incentive compensation to DSEC and for a sales commission to be paid to DSEC upon the sale of certain cranes. DSEC earned sales commissions of $16,710 from the sale of a SFN-owned crane during 1993, $23,875 from the sale of three DSC cranes during 1994 and $40,783 from the sale of two DSC cranes and one SFN crane during 1995. For the years ended December 31, 1995 and 1994, an incentive management fee of $55,177 and $116,453, respect ively, was earned by DSEC.

DSC's Debt to SFN
Effective April 30, 1992, SFN acquired all of the secured indebtedness of DSC from Security Pacific (the "Security Pacific Debt") which had an aggregate outstanding balance of principal and interest as of April 28, 1992 of $11,968,171 (represented by four separate promissory notes). In connection with the acquisition of the Security Pacific Debt by SFN, Security Pacific conveyed the following assets to SFN: (i) six cranes, one Ringer, and one tower (the "Security Pacific Equipment") previously owned by Security Pacific and leased to DSC pursuant to an equipment lease (the "Security Pacific Lease"), and (ii) the rights and obligations of Security Pacific under a Net Profits Agreement ("Profits Agreement") previously entered into by and among DSC, Security Pacific, and the Partnership. The Security Pacific Debt, the Security Pacific Equipment, the Security Pacific Lease, and the Profits Agreement are collectively referred to as the "Security Pacific Assets." On August 26, 1993, a SFN -owned crane was sold pursuant to the terms of SFN's agreement with Security Pacific to acquire the debt. A second SFN-owned crane was sold on May 15, 1995 pursuant to the terms of SFN's agreement to acquire the debt. Please refer to Notes 5 and 7 to the Consolidated Financial Statements contained herein at Item 14 for a discussion of DSC's debt refinancing.

DSC Venture - Investment in Construction Cranes
The Partnership's only remaining investment is its interest in construction cranes. The Partnership owns nine cranes outright, a ninety-nine percent interest in DSC, which owned forty-four cranes as of December 31, 1995 and related equipment, and a controlling interest in SFN, which owns four cranes and two pieces of related equipment. DSEC manages the cranes and equipment it owns, the SFN cranes and the Partnership's cranes. (See "Item 2. Properties." for a description of these Assets).

The heavy crane rental market in which DSC participates is dependent upon the level of major capital spending by the public sector and varied industry groups. Average annual utilization, as weighted for the revenue potential of each crane in the Fleet, increased from 76.6% in 1994 to 77.4% in 1995.

The increasing age of the cranes and related equipment has created the need for ongoing expenditures related to routine maintenance, though the leases on the cranes require the lessees to be responsible for operation and routine maintenance of the cranes during the lease term. Generally, the cranes are leased to major companies for use in construction projects. During 1995, all but one piece of the equipment leased out by DSEC pursuant to its management
agreement with DSC was deployed in the Continental United States.   During
1995, 1994, and 1993, 24%, 25% and 21%, respectively, of net rental revenues were received from one customer, Gulf Island Fabrication Inc. ("Gulf Island"). As of December 31, 1995, Gulf Island, whose primary business is the fabrication of offshore drilling platforms for major oil companies, leased 12 cranes. Gulf Island is current on all its lease payments to DSC, and DSEC anticipates a continuing business relationship with Gulf Island in the future. Howeve r, should Gulf Island discontinue the utilization of all or substantially all of the equipment it leases from DSC, it could have a significant negative impact on both DSC's and the Partnership's operations and financial condition. Nothing has come to the attention of the General Partners to indicate that such an event may occur.

Risks
The ownership and operation of these distressed Assets have been subject to numerous risks including, but not limited to, those related to (i) the condition of the economy generally and of the industry in which the Partnership's remaining Assets compete, (ii) the ability of the managers of the Assets to obtain contracts for the use of the Assets, (iii) the ability to collect accounts receivable generated by the operation of the Assets, (iv) the future value of the Assets, which may be dependent upon the condition of the Assets or the cost of new assets of the same type, (v) the dependence on third parties to operate or manage the Assets on behalf of the Partnership and, (vi) the availability and cost of insurance for the Assets and their operation. The General Partners will have little control over these factors and therefore will be unable to completely eliminate the risks associated with the Partnership's future operations. As a result of the severe decline in the oil and gas drill ing industry that occurred in the mid-1980's, all of the Partnership's assets related to the oil and gas industry have previously been either foreclosed on or sold at a loss. Therefore, it is unlikely that the Partnership will earn a favorable cumulative return and that its objectives will be met.

Competition
DSC, through its operating manager, DSEC, competes nationwide for crane rental contracts, and from time to time it competes for particular major international projects. The competition is highly fragmented, however, and DSEC estimates that approximately 45% of the cranes in the marketplace are owned or managed by DSC or the few other national competitors; the balance are owned by smaller regional or local companies. The heavy crane rental industry, while a relationship-oriented service business, is, at the same time, extremely price sensitive. The management group at DSEC has 30 years of experience in the crane rental industry, however, some of DSC's competitors have substantially greater resources than DSC and, therefore, would be better prepared to withstand a period of continued depressed economic conditions, if it should occur.

Employees
The Partnership has no employees. Certain administrative and managerial services are provided by the General Partners and certain affiliates.


Item 2.  Properties

The Partnership has no material physical properties other than the construction cranes it owns, its interest in the construction cranes owned by DSC and its interest in the construction cranes owned by SFN as a result of SFN's acquisition of the Security Pacific Assets.

The Partnership's Cranes
As of December 31, 1995, the Partnership owned nine (9) Manitowoc construction cranes with an average age of seventeen years, as further described below.

  Equipment Owned by the Partnership

  Manitowoc Model 4100W S-1/S-2      200/230 ton capacity     3 units
  Manitowoc Model 4000W              150 ton capacity         3 units
  Manitowoc Model 3900               100 ton capacity         3 units

DSC Venture Cranes
During the year ended December 31, 1995, DSC sold two cranes (one Model 4100W S-2, one Model 3900) for net proceeds of $931,125. Consequently, as of December 31, 1995, DSC owned forty-four (44) cranes, four (4) Ringers and three
(3) towers. In January 1996, one Model 3900 was sold for a net selling price of $277,875. Reference is made to Note 6 to the Consolidated Financial Statements contained herein at Item 14 for a discussion of these crane sales. Ringers are attachments used to increase the lifting capacity of a particular crane, and towers are attachments used to convert the crane to a configuration for making high lifts. The average age of the DSC's cranes is eighteen years. The equipment owned by DSC as of December 31, 1995 is described below.

  Equipment Owned by DSC

  Manitowoc Model 4100W S-1/S-2    200/230 ton capacity    11 units
  Manitowoc Model 4100W            200 ton capacity        3 units
  Manitowoc Model 4000W            150 ton capacity        19 units
  Manitowoc Model 3900             100 ton capacity        11 units
  Ringers                          350 ton capacity        4 units
  Towers                                                   3 units

SFN Cranes
During the year ended December 31, 1995, SFN sold its one remaining Model 4100W S-2 crane for net proceeds of $659,427. Reference is made to Note 6 to the Consolidated Financial Statements contained herein at Item 14 for a discussion of this crane sale. Consequently, as of December 31, 1995, SFN owned four (4) cranes, one (1) Ringer and one (1) tower, with an average age of fifteen years.

  Equipment Owned by SFN

  Manitowoc Model 4000W            150 ton capacity     2 units
  Manitowoc Model 3900             100 ton capacity     2 units
  Ringers                          300 ton capacity     1 unit
  Towers                                                1 unit


DSC also serves as manager and leasing agent for two (2) cranes owned by Scott-Macon, Ltd.


Item 3.  Legal Proceedings

See Note 11 to the Financial Statements, which is incorporated herein by reference thereto, for a discussion of the Partnership's legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of the Partnership during the quarter ended December 31, 1995, through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters.

The Units are not traded on any market, and it is not contemplated that any public trading for the Units will develop. As of December 31, 1995, the number of Limited Partners was 1,864.

The Partnership did not make cash distributions to Limited Partners during 1994 and 1995. Distributions are made as required by the Partnership's Partnership Agreement and as the Partnership's operating cash flow permits, subject to existing debt agreements.


Item 6.  Selected Financial Data.

Incorporated by reference to the "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,118,831 compared to $1,215,735 at December 31, 1994. The decrease is attributed to principal payments made on long-term debt exceeding cash flow from operating activities and proceeds from the sales of cranes during 1995. Notwithstanding the foregoing, the General Partners believe that the Partnership has adequate cash reserves at DSC, the Partnership's 99% subsidiary, and Partnership levels to support operations and the amortization of debt for the near term. However, there can be no assurance that existing operating levels can be maintained and that these cash reserves will be adequate in either the near or long term. The adequacy of the current cash position will be affected by matters over which the Partnership and its managers have little control. This includes market conditions which affect the utilization and rental rates at which the Partnership' s assets are leased.

At December 31, 1995, construction cranes at cost totaled $16,307,334 as compared to $17,436,077 at December 31, 1994. The decrease is due to the sales of two DSC cranes, one each during the first and fourth quarters of 1995, and the sale of one SFN crane during the second quarter of 1995. The net selling prices of the DSC cranes were $653,250 and $277,875, respectively, resulting in gains of $426,699 in the first quarter of 1995 and $157,391 during the fourth quarter of 1995. The net selling price of the SFN crane was $659,427, resulting in a gain of $334,345 during second quarter of 1995. The proceeds from these sales were used to reduce the Partnership's debt. As a result, and in addition to the Partnership's required monthly debt service payments, loans payable decreased from $7,047,335 at December 31, 1994 to $4,452,545 at December 31, 1995.

Other assets decreased from $191,048 at December 31, 1994 to $53,124 at December 31, 1995 due to the amortization of prepaid insurance for the twelve months ended December 31, 1995.

Deferred management fee at December 31, 1995 totalled $1,889,818 compared to $1,715,943 at December 31, 1994. The increase of $173,875 is attributable to the management fees earned in 1995 exceeding the $60,000 limit paid to San Felipe Resources Company. See Item 13.

Accrued interest decreased from $50,012 at December 31, 1994 to $0 at December 31, 1995 primarily due to the timing of loan interest payments. Due to affiliates decreased from $62,331 at December 31, 1994 to $28,331 at December 31, 1995 mainly due to the timing of payments for administrative expenses and salaries.

Deferred income taxes increased to $619,320 at December 31, 1995 from $459,400 at December 31, 1994 resulting from deferred taxes provided on SFN's income in 1995.

Results of Operations

1995 vs. 1994
For the year ended December 31, 1995, the Partnership generated net income of $354,222 compared to net income of $255,302 for the year ended December 31, 1994. The increase in net income is primarily due to a $918,435 gain recognized on the sale of two DSC Venture cranes in January and December of 1995 and the sale of one SFN crane in May 1995, and decreases in both depreciation and amortization and interest expense. These were partially offset by a decrease in rental revenues and an increase in general, selling and administrative expense. Excluding the gains recognized on the crane sales, the Partnership generated losses from operations, before provision for income taxes and minority interest, of $522,943 and $245,632 for 1995 and 1994, respectively.

Rental revenues for the year ended December 31, 1995 decreased compared to 1994 primarily due to the sale of three cranes during 1995. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues to remain relatively steady through the remainder of 1996 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

For the year ended December 31, 1995, general, selling and administrative expenses totalled $1,915,608 compared to $1,699,833 for 1994. The increase is mainly due to the accrual of $300,000 in 1995 for the SFN consulting fee, 51% of which is eliminated in consolidation, and increased salary and insurance expense.

Interest expense for the year ended December 31, 1995 decreased compared to 1994 due to interest being calculated on lower outstanding principal balances on the Partnership's debt resulting from principal repayments made during 1995.

1994 vs. 1993
For the year ended December 31, 1994, the Partnership earned net income of $255,302 compared to a net loss of $100,788 for the year ended December 31, 1993. The change from net loss to net income is primarily attributable to the
gain on sales of cranes in 1994 and   decreases in rental and interest
expenses. The Partnership generated income before provision for income taxes and minority interest of $270,819 for the year ended December 31, 1994, as compared to of $56,451 for the year ended December 31, 1993.

For the year ended December 31, 1994, the Partnership generated rental revenue of $4,818,140 as compared to $4,936,100 for the year ended December 31, 1993. The decrease is attributable to the sale of cranes in July and August of 1994. Dayton-Scott expects rental revenues to remain steady or increase slightly over the next twelve months as a result of modest increases in utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will increase.

For the years ended December 31, 1994 and 1993, other income was $38,080 and $201,132, respectively. The income in 1993 includes a lawsuit settlement for two damaged cranes and an insurance settlement for a damaged boom point.

Rental expenses for the year ended December 31, 1994, were $1,208,155 as compared to $1,452,764 for the year ended December 31, 1993. The decrease is primarily the result of DSC incurring lower expenses for equipment repairs and maintenance. For the year ended December 31, 1994, interest expense was $651,359 as compared to $729,905 for the year ended December 31, 1993. The decrease is due to interest being calculated on lower principal balances, partially offset by increases in interest rates. The provision for income taxes calculated for the Partnership's corporate consolidated subsidiary SFN decreased from $244,300 for the year ended December 31, 1993, to $145,100 for the year ended December 31, 1994. The decrease is primarily due to the gain on the sale of an SFN crane recognized in 1993 and was partially offset by a decrease in interest expense in 1994.


Item 8.  Financial Statements and Supplementary Data.

See Item 14 for a listing of the financial statements filed with this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10.  Directors and Executive Officers of the Partnership.

The Partnership does not have any officers, directors or employees. The General Partners of the Partnership are Equipment Management Inc. (formerly known as Hutton Equipment Management Inc.) and Steven A. Webster. The Partnership has entered into a Management Agreement with the General Partners, pursuant to which they will perform certain management functions for the Partnership as well as provide certain administrative services.

Steven A. Webster, 44, is Chairman of the Board and Chief Executive Officer of Falcon Drilling Company, Inc., a Delaware Corporation formed in 1991 to conduct contract drilling services for the oil and gas industry. He also serves as General Partner of two related investment partnerships, Cerrito Partners, formed in 1984, and Cerrito Investments Limited Partnership, formed in 1988. Mr. Webster received a B.S. from Purdue University and an M.B.A. from Harvard Business School. Mr. Webster serves as a Director of Crown Resource Corporation, a mining concern, and Reading & Bates Corporation, an offshore drilling company. Mr. Webster also serves as a Trust Manager for Camden Property Trust, a real estate investment trust.

Officers and Directors of EMI
Certain officers and directors of EMI are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. These partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and executive officers of EMI are as follows:

        Name                     Office

        Moshe Braver             Director and President
        Daniel M. Palmier        Vice President and Chief Financial Officer

Moshe Braver, 42, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Daniel M. Palmier, 34, is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Masters of Science in Real Estate Degree from New York University in 1995 and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.

Certain Matters Involving Affiliates of EMI
On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Equipment Management, Inc. general partner changed its name to Equipment Management Inc. on January 13, 1994 and the name of the Partnership was changed to Equipment Asset Recovery Fund L.P. on October 29, 1993 to delete any reference to "Hutton."


Item 11.  Executive Compensation.

The Partnership does not pay the officers or directors of EMI any remuneration. In addition, EMI does not pay any remuneration to any of its officers or directors, all of whom receive salaries from an affiliate of EMI. Reference is made to Note 3 to the Financial Statements, which is incorporated herein by reference thereto for a discussion of the allocations of Partnership income, losses, distributions and gains from the disposition of assets.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.
No person was known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership.

(b)  Security Ownership of Management.
The General Partners do not own any Units, and no officer or director of the EMI owns any Units.

(c)  Changes in Control.
     None.


Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to receive annual Management Fees equal to the greater of $120,000 or 5% of the gross revenues from the operation of the Assets owned directly or indirectly by the Partnership. During fiscal 1995, the General Partners earned $233,875 in Management Fees, of which $60,000 has been paid. During the second quarter of 1985, the General Partners elected to defer the payment of all Management Fees, other than the $10,000 per month payable to San Felipe Resources Company, a partnership owned primarily for the benefit of Mr. Webster, until the cash flow of the Partnership improves. In June 1986, the amount of fees paid currently to San Felipe Resources Company was further reduced to $5,000 per month. (See
Note 8 to the Financial Statements contained herein at Item 14 for additional details.)

Under the terms of the Management Agreement, the General Partners and their affiliates are entitled to reimbursements by the Partnership for certain costs and expenses described therein relating to certain administrative and other services and goods provided. First Data Investor Services Group, formerly The Shareholder Services Group, provides accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies.
     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1) Financial Statements and Notes.


 Independent Auditors' Report
 Arthur Andersen LLP                                            (1)

 Consolidated Balance Sheets -- December 31, 1995 and 1994      (1)

 Consolidated Statements of Operations -- For the years ended
   December 31, 1995, 1994 and 1993                             (1)

 Consolidated Statements of Partners' Capital
   (Deficit) -- For the years ended
   December 31, 1995, 1994 and 1993                             (1)

 Consolidated Statements of Cash Flows -- For the years
   ended December 31, 1995, 1994 and 1993                       (1)

 Notes to the Consolidated Financial Statements                 (1)

(a) (2) Schedules

        Schedule II - Valuation and Qualifying Accounts         F-1
	Independent Auditors' Report
                Arthur Andersen LLP                             F-3

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes there to; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


(3) Exhibits.

The following exhibits are being filed as a part of this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description

        3 Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 2-87488 is incorporated herein by reference).

        10.1 Management Contract by and among the Partnership, Equipment Management Inc., Steven A. Webster, and Paul B. Loyd, Jr. (Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 2-87488, is incorporated herein by reference).

        10.2 Joint Venture Agreement dated October 9, 1984 between the Partnership, Cerrito Partners and GD Investors, Inc. (Exhibit 4 to the Registrant's current report on Form 8-K dated October 10, 1984, File No. 2-87488, is incorporated herein by reference).

        10.3 Agreement and Plan of Merger dated December 2, 1987. (Incorporated by reference to Form 8-K dated December 2, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by the E.F. Hutton Group Inc., commission file number 1-7376).

        10.4 Press Release, New York, New York dated December 3, 1987. (Incorporated by reference to Form 8-K dated December 2, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by the E.F. Hutton Group Inc., commission file number 1-7376).

        10.5 DSC Venture Amended and Restated Joint Venture Agreement dated as of October 1, 1984, executed April 2, 1987. (Exhibit 10.13 to the Registrant's report on Form 10-K for the year ended December 31, 1987, File No. 2-87488, is incorporated herein by reference).

        10.6 Net profits agreement dated April 2, 1987 by and among Security Pacific Business Credit Inc., DSC Venture and the Registrant. (Exhibit 10.14 to the Registrant's report on Form 10-K for the year ended December 31, 1987, File No. 2-87488, is incorporated herein by reference).

        10.7 Purchase Agreement dated October 23, 1989 between Falcon Drilling Inc. and the Registrant. (Exhibit 10.11 to the Registrant's report on Form 10-K for the year ended December 31, 1989, File No. 2-87488, is incorporated herein by reference).

        10.8 Agreement dated October 23, 1989 by and among the Registrant, CP-1, Ltd. and GD Investors, Inc. (Exhibit 10.12 to the Registrant's report on Form 10-K for the year ended December 31, 1989, File No. 2-87488, is incorporated herein by reference).

        10.9 Management Agreement effective January 1, 1990 between DSC Venture and Dayton-Scott Equipment Company (Exhibit 10.9 to the Registrant's Report on Form 10-K for the year ended December 31, 1990, File No. 2-87488, is incorporated herein by reference).

        10.10 Loan and Security Agreement by and between SFN Corporation and the CIT Group/Equipment Financing, Inc. Dated as of April 30, 1992. (Exhibit 10.10 to the Registrant's report on Form 10-K for the year ended December 31, 1987, File No. 2-87488, is incorporated herein by reference).

        13      Annual Report to Unitholders for the year ended December 31,
                1995.

        22 Subsidiaries of the Registrant: DSC Venture, a Texas joint venture and SFN Corporation, a Delaware Corporation.

	27	Financial Data Schedule

        28 Portions of prospectus of Registrant dated February 2, 1984 (incorporated by reference).



(b)	Reports on Form 8-K filed in the fourth quarter of fiscal 1995:
                None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 28, 1996

                                EQUIPMENT ASSET RECOVERY FUND


                                BY: Equipment Management, Inc.
                                    General Partner



                                BY:     /s/ Moshe Braver
                                Name:       Moshe Braver
                                Title:      Director and President


                                BY:     /s/ Steven A. Webster
                                Name:       Steven A. Webster
                                            General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                EQUIPMENT MANAGEMENT, INC.
                                A General Partner






Date: March 28, 1996          BY:    /s/ Moshe Braver
                                         Moshe Braver
                                         Director and President



Date: March 28, 1996          BY:    /s/ Daniel M. Palmier
                                         Daniel M. Palmier
                                         Vice President and Chief
                                         Financial Officer