Form 10-Q
period 1996-03-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1996-05-14
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended March 31, 1996

                                       or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 01-13532


                      EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact Name of Registrant as Specified in its Charter


         TEXAS                                  11-2661586
State or Other Jurisdiction         I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                 10285
Address of Principal Executive Offices              Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____

Balance Sheets                           At March 31,         At December 31,
                                                1996                    1995
Assets
Equipment, at cost:
  Construction cranes                   $ 15,851,978            $ 16,307,334
  Vehicles and equipment                     128,761                 128,761
                                          15,980,739              16,436,095
Less: accumulated depreciation            (9,814,101)             (9,781,264)
                                           6,166,638               6,654,831
Cash and cash equivalents                  1,263,528               1,118,831
Accounts receivable, net of
 allowance for doubtful accounts
 of $10,000 in 1996 and 1995                 392,543                 272,837

Organization and loan closing costs,
 net of accumulated amortization of
 $258,897 in 1996 and $242,372 in 1995       305,363                 321,888

Other assets                                 228,795                  53,124

    Total Assets                        $  8,356,867            $  8,421,511


Liabilities and Partners' Deficit
Liabilities:
  Accounts payable and accrued
    expenses                            $    381,800            $    434,799
  Deferred management fee                  1,939,979               1,889,818
  Loans payable                            3,885,120               4,452,545
  Accrued interest                            25,955                       _
  Due to affiliates                          184,250                 175,331
  Deferred income taxes                      829,716                 619,320

    Total liabilities                      7,246,820               7,571,813
Minority interest                          1,182,071               1,265,001
Partners' Deficit:
  General Partner                            (72,024)               (415,303)
  Limited Partners                                 _                       _
  Special Limited Partner                          _                       _
        Total Partners' deficit              (72,024)               (415,303)
        Total Liabilities and Partners'
        Deficit                         $  8,356,867            $  8,421,511



Consolidated Statements of Partners' Deficit
For the three months ended March 31, 1996
                                                            Special
                                   General      Limited     Limited
                                  Partners     Partners     Partner       Total
Balance at December 31, 1995   $  (415,303)  $        _   $       _  $ (415,303)
Net Income                         343,279            _           _     343,279
Balance at March 31, 1996      $   (72,024)  $        _   $       _  $  (72,024)



Consolidated Statements of Operations
For the three months ended March 31,                  1996                1995

Income
Rental revenues                               $  1,287,373        $  1,185,109
Interest income                                     14,974              14,537
Other income                                         5,020               7,751
  Total income                                   1,307,367           1,207,397

Expenses
Rental expenses                               $    340,829        $    294,472
General, selling and administrative                409,537             432,639
Depreciation and amortization                      294,775             316,471
Interest expense                                    86,753             141,786
Management fee                                      65,160              60,478
  Total expenses                                 1,197,054           1,245,846

Income (loss) from operations                      110,313             (38,449)

Other Income
Gain on sale of cranes                             360,432             426,699

Net Income before Minority Interest
  and Provision for Income Taxes                   470,745             388,250


Minority Interest                                   82,930              39,204
Income before Provision for Income Taxes           553,675             427,454

Provision for Income Taxes, deferred               210,396              27,000
      Net Income                              $    343,279        $    400,454

Net Income (Loss) Allocated:
To the General Partners                       $    343,279        $    425,649
To the Limited Partners                                  _             (24,933)
To the Special Limited Partners                          _                (262)
                                              $    343,279        $    400,454
Per limited partnership unit
(32,722 outstanding)                          $          _        $       (.76)



Consolidated Statements of Cash Flows
For the three months ended March 31,                  1996                1995

Cash Flows From Operating Activities
Net income                                    $    343,279        $    400,454
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Gain on sale of cranes                          (360,432)           (426,699)
  Minority interest                                (82,930)            (39,204)
  Depreciation and amortization                    294,775             316,471
  Increase (decrease) in cash
  arising from changes in operating
  assets and liabilities
    Accounts receivable, net                      (119,706)            (22,054)
    Other assets                                  (175,671)             16,526
    Accounts payable and accrued expenses          (52,999)           (202,080)
    Deferred management fee                         50,161              45,478
    Accrued interest                                25,955             (50,012)
    Due to affiliates                                8,919             (12,331)
    Deferred income taxes                          210,396              27,000
Net cash provided by operating activities          141,747              53,549

Cash Flows From Investing Activities
Proceeds from sale of cranes                       570,375             652,892
Net cash provided by investing activities          570,375             652,892

Cash Flows From Financing Activities
Proceeds from long-term debt                       149,247                   _
Principal payments on long-term debt              (716,672)           (853,125)
Net cash used for financing activities            (567,425)           (853,125)

Net increase (decrease) in cash                    144,697            (146,684)
Cash and cash equivalents, beginning
  of period                                      1,118,831           1,215,735
Cash and cash equivalents, end
  of period                                   $  1,263,528        $  1,069,051

Supplemental Disclosure of Cash Flow
  Information
Cash paid during the period for interest      $     60,798        $    191,798


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's 1995 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' deficit for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1995 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Sale of Cranes

In January and March 1996, the Partnership sold two DSC Venture cranes, the proceeds of which were used to reduce the Partnership's debt.


                               Date          Net(1)         Net         Gain
                                 of       Selling          Book          on
Crane                          Sale         Price         Value        Sale

Manitowoc 3900     January 16, 1996     $ 277,875     $ 101,912   $ 175,963
Manitowoc 3900       March 15, 1996       292,500       108,031     184,469
                                        $ 570,375     $ 209,943   $ 360,432


(1) The proceeds are net of 2.5% sales commission paid to Dayton- Scott Equipment Company

Part 1, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1996, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,263,528 compared to $1,118,831 at December 31, 1995. The increase is primarily due to cash flow from operations. The General Partners believe that the Partnership has adequate cash reserves at DSC, the Partnership's 99% subsidiary, and Partnership levels to support operations and the amortization of debt for the near term. However, there can be no assurance that existing operating levels can be maintained and that these cash reserves will be adequate in either the near or long term. The adequacy of the current cash position will be affected by matters over which the Partnership and its managers have little control. This includes market conditions which affect the utilization and rental rates at which the Partnership's assets are leased.

At March 31, 1996, construction cranes at cost totaled $15,851,978 as compared to $16,307,334 at December 31, 1995. The decrease is due to the sales of two DSC cranes during the first quarter of 1996. The net selling prices of the DSC cranes were $277,875 and $292,500, respectively, resulting in respective gains of $175,963 and $184,469 during the first quarter of 1996. The proceeds from these sales were used to reduce the Partnership's debt. As a result, and in addition to the Partnership's required monthly debt service payments, loans payable decreased from $4,452,545 at December 31, 1995 to $3,885,120 at March 31, 1996.

Accounts receivable increased from $272,837 at December 31, 1995 to $392,543 at March 31, 1996 primarily due to timing differences in the receipt of payments for outstanding invoices.

Other assets increased from $53,124 at December 31, 1995 to $228,795 at March 31, 1996 due to an increase in prepaid insurance during the first quarter of 1996.

Accounts payable and accrued expenses decreased from $434,799 at December 31, 1995 to $381,800 at March 31, 1996 primarily due to the timing of payments of operating expenses and 1995 audit fees.

Accrued interest increased from $0 at December 31, 1995 to $25,955 at March 31, 1996 primarily due to the timing of loan interest payments. Due to affiliates increased from $175,331 at December 31, 1995 to $184,250 at March 31, 1996 mainly due to a quarterly accrual made for the SFN consulting fee and salary expenses.

Deferred income taxes increased from $619,320 at December 31, 1995 to $829,716 at March 31, 1996 resulting from deferred taxes provided on higher SFN income in 1996 than in 1995.

Results of Operations

For the period ended March 31, 1996, the Partnership generated net income of $343,279 compared to net income of $400,454 for the same period during 1995. The decrease in net income is primarily due to a lower gain on the sale of cranes partially offset by an increase in rental revenues and decreases in general, selling and administrative expense and interest expense.

Rental revenues for the three months ended March 31, 1996 totaled $1,287,373 compared to $1,185,109 for the corresponding period in 1995. The increase was primarily the result of an increase in crane utilization. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues to remain relatively steady through the remainder of 1996 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

Rental expenses for the three months ended March 31, 1996 totaled $340,829 compared to $294,472 for the same period during 1995. The increase is primarily due to increases in crane maintenance and repair expenses related to increased crane utilization.

For the three months ended March 31, 1996, general, selling and administrative expenses totaled $409,537 compared to $432,639 during the same period in 1995. The decrease is mainly due to lower salary expenses, business insurance and office expenses.

Interest expense for three months ended March 31, 1996 totaled $86,753 compared to $141,786 for the same period in 1995. The decrease is due to interest being calculated on a lower outstanding principal balance on the Partnership's debt resulting from principal repayments made during 1995 and the first quarter of 1996.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -  None

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EQUIPMENT ASSET RECOVERY FUND, L.P.

                         BY: EQUIPMENT MANAGEMENT INC.
                             General Partner



Date: May 14, 1996       BY:  /s/ Moshe Braver
                                  President, Director and
                                  Chief Financial Officer