Form 10-Q
period 1996-06-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1996-08-14
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

        or

                For the Transition period from ______  to ______

                       Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934



                        Commission File Number: 01-13532


                      EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact Name of Registrant as Specified in its Charter


           TEXAS                                     11-2661586
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn.: Andre Anderson                        10285
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
                       Yes    X    No ____


Consolidated Balance Sheets                At June 30,         At December 31,
                                                 1996                    1995
Assets
Equipment, at cost:
  Construction cranes                        $  12,822,913     $   16,307,334
  Vehicles and equipment                           128,761            128,761
                                                12,951,674         16,436,095
Less: accumulated depreciation                  (8,107,808)        (9,781,264)
                                                 4,843,866          6,654,831
Cash and cash equivalents                        4,173,076          1,118,831
Accounts receivable, net of
 allowance for doubtful accounts
 of $10,000 in 1996 and 1995                       308,712            272,837
Organization and loan closing
 costs, net of accumulated
 amortization of $275,423 in 1996
 and $242,372 in 1995                              288,837            321,888
Other assets                                       449,133             53,124
        Total Assets                         $  10,063,624     $    8,421,511

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses      $     482,594     $      434,799
  Deferred management fee                        1,983,597          1,889,818
  Loans payable                                  2,023,115          4,452,545
  Accrued interest                                  12,148                 --
  Due to affiliates                                363,995            175,331
  Deferred income taxes                            967,737            619,320
        Total liabilities                        5,833,186          7,571,813
Minority interest                                1,284,312          1,265,001
Partners' Capital (Deficit):
  General Partners                                  29,461           (415,303)
  Limited Partners                               2,798,820                 --
  Special Limited Partner                          117,845                 --
  Total Partners' Capital (Deficit)              2,946,126           (415,303)
  Total Liabilities and Partners'
    Capital (Deficit)                        $  10,063,624     $    8,421,511



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                                Special
                                  General       Limited    Limited
                                 Partners      Partners    Partner        Total

Balance at December 31, 1995  $  (415,303)  $        --  $      --  $  (415,303)
Net Income                        444,764     2,798,820    117,845    3,361,429
Balance at June 30, 1996      $    29,461   $ 2,798,820  $ 117,845  $ 2,946,126

Consolidated Statements of Operations
                       Three months ended June 30,    Six months ended June 30,
                               1996          1995           1996          1995
Income
Rental revenues         $ 1,169,391   $ 1,065,897    $ 2,456,764   $ 2,251,006
Interest income              14,798        15,341         29,772        29,878
Other income                  5,100         6,383         10,120        14,134
        Total income      1,189,289     1,087,621      2,496,656     2,295,018
Expenses
Rental expense              274,181       295,879        615,010       590,351
General, selling, and
 administrative             434,235       530,474        843,772       963,113
Depreciation and
 amortization               269,799       310,632        564,574       627,103
Interest expense             73,799       125,852        160,552       267,638
Management fee              226,114        55,237        291,274       115,715
        Total expenses    1,278,128     1,318,074      2,475,182     2,563,920
Income (loss) from
 operations                 (88,839)     (230,453)        21,474      (268,902)
Other Income
Gain on sales of
 cranes                   3,347,251       334,345      3,707,683       761,044
Net Income before
 Minority Interest and
 Provision for
 Income Taxes             3,258,412       103,892      3,729,157       492,142
Minority Interest          (102,241)       11,928        (19,311)       51,132
Income before Provision
 for Income Taxes         3,156,171       115,820      3,709,846       543,274

Provision for Income
 Taxes, Deferred            138,021        64,100          348,417      91,100
       Net Income       $ 3,018,150   $    51,720      $ 3,361,429  $  452,174
Net Income Allocated:
To the General Partners $   101,485   $  (208,989)     $   444,764  $  216,660
To the Limited Partners   2,798,820       257,993        2,798,820     233,060
To the Special
 Limited Partner            117,845         2,716          117,845       2,454
                        $ 3,018,150   $    51,720      $ 3,361,429  $  452,174
Per limited partnership
unit (32,722 outstanding)   $ 85.53   $      7.88      $     85.53  $     7.12



Consolidated Statements of Cash Flows
For the six  months ended June 30,              1996           1995
Cash Flows From Operating Activities
Net income                                $  3,361,429  $   452,174
Adjustments to reconcile net
income to net cash provided by
operating activities:
   Gain on sales of cranes                  (3,707,683)    (761,044)
   Minority interest                            19,311      (51,132)
   Depreciation and amortization               564,574      627,103
   Increase (decrease) in cash arising
   from changes in Operating assets
   and liabilities:
        Accounts receivable, net               (35,875)     (10,351)
        Other assets                          (396,009)      45,812
        Accounts payable and
         accrued expenses                       47,795        6,907
        Deferred management fee                 93,779       85,715
        Accrued interest                        12,148      (50,012)
        Due to affiliates                      188,664       (9,000)
        Deferred income taxes                  348,417       91,100
Net cash provided by operating activities      496,550      427,272
Cash Flows From Investing Activities
Proceeds from sales of cranes                4,987,125    1,312,677
Net cash provided by investing activities    4,987,125    1,312,677
Cash Flows From Financing Activities
Proceeds from long-term debt                   249,247      100,000
Principal payments on long-term debt        (2,678,677)  (1,955,475)
Net cash used for financing activities      (2,429,430)  (1,855,475)
Net increase (decrease) in cash and
 cash equivalents                            3,054,245     (115,526)
Cash and cash equivalents,
 beginning of period                         1,118,831    1,215,735
Cash and cash equivalents,
 end of period                            $  4,173,076  $ 1,100,209
Supplemental Disclosure of Cash
 Flow Information
Cash paid during the period for interest  $    148,404  $   317,650


Notes to the Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's 1995 annual audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996 and the statements of cash flows for the six months ended June 30, 1996 and 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1995 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Sale of Cranes

In January, March, April and June 1996, the Partnership sold nine DSC Venture cranes and one DSC Venture Ringer, the proceeds of which were used to reduce the Partnership's debt.


                             Date           Net1         Net        Gain
                               of       Selling         Book          on
Crane                        Sale         Price        Value        Sale

Manitowoc 3900      January, 1996     $ 277,875   $  101,912  $  175,963
Manitowoc 3900        March, 1996       292,500      108,031     184,469
Manitowoc 4100W-S2    April, 1996       658,125      208,540     449,585
Manitowoc 4000W       April, 1996       385,125       77,571     307,554
Manitowoc 4100W        June, 1996       585,000      138,967     446,033
Manitowoc 4100W-S2     June, 1996       633,750       97,101     536,649
Manitowoc 4100W-S2     June, 1996       633,750      119,112     514,638
Manitowoc 4100W-S2     June, 1996       633,750      145,331     488,419
Manitowoc 4100W-S2     June, 1996       633,750      177,176     456,574
Manitowoc Ringer       June, 1996       253,500      105,701     147,799
                                    $ 4,987,125  $ 1,279,442 $ 3,707,683


1 The proceeds are net of 2.5% sales commission paid to Dayton- Scott Equipment Company.


Part 1, Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $4,173,076 compared to $1,118,831 at December 31, 1995. The increase is primarily due to the receipt of proceeds from the sale of nine cranes and one Ringer during 1996 and cash provided by operating activities exceeding principal payments on long-term debt. The General Partners believe that the Partnership has adequate cash reserves at the DSC, the Partnership's 99% subsidiary, and Partnership levels to support operations.

At June 30, 1996, construction cranes at cost totaled $12,822,913 as compared to $16,307,334 at December 31, 1995. The decrease is due to the sales of nine DSC cranes and one Ringer during the first half of 1996. The net selling price of the equipment sold during the first half of 1996 was $4,987,125 resulting in a gain of $3,707,683 during the first half of 1996. A portion of the proceeds from the sales were used to reduce the Partnership's debt. As a result, and in addition to the Partnership's required monthly debt service payments, loans payable decreased from $4,452,545 at December 31, 1995 to $2,023,115 at June 30, 1996. Subsequent to the end of the second quarter, the Partnership utilized the remaining proceeds from the 1996 second quarter equipment sales to make principal payments to virtually retire the Partnership's debt.

Accounts receivable increased from $272,837 at December 31, 1995 to $308,712 at June 30, 1996, primarily due to timing differences in the receipt of payments for outstanding invoices.

Other assets increased from $53,124 at December 31, 1995 to $449,133 at June 30, 1996 due to an increase in prepaid insurance during the first quarter of 1996 and the establishment of a $253,500 receivable resulting from the sale of the Ringer during the second quarter of 1996.

Accrued interest increased from $0 at December 31, 1995 to $12,148 at June 30, 1996 primarily due to the timing of loan interest payments. Due to affiliates increased from $175,331 at December 31, 1995 to $363,995 at June 30, 1996 mainly due to an accrual made for SFN's consulting fee and salary expenses and fees due to the General Partners in connection with the equipment sale.

Deferred income taxes increased from $619,320 at December 31, 1995 to $967,737 at June 30, 1996 resulting from deferred taxes provided on higher SFN income in 1996 than in 1995.

Results of Operations

For the three and six months ended June 30, 1996, the Partnership generated net income of $3,018,150 and $3,361,429, respectively, compared to net income of $51,720 and $452,174 for the same periods during 1995. The increases in net income are primarily due to a higher gain on the sale of equipment and an increase in rental revenues, as well as decreases in general, selling and administrative expense and interest expense. The Partnership sold nine cranes and one Ringer during the first half of 1996 compared to two cranes during the same period in 1995, resulting in the Partnership recognizing higher gains on sales of cranes during the 1996 periods.

Rental revenues for the three and six months ended June 30, 1996 totaled $1,169,391 and $2,456,764, respectively, compared to $1,065,897 and $2,251,006 for the corresponding periods in 1995. The increases are the result of an increase in crane utilization and average rental rates. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues to remain relatively steady through the remainder of 1996 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

For the three and six months ended June 30, 1996, general, selling and administrative expenses totaled $434,235 and $843,772, respectively, compared to $530,474 and $963,113 for the same periods in 1995. The decreases are mainly due to lower salary expenses, business insurance and office expenses, and lower consulting and salary expenses incurred at SFN during the second quarter of 1996 compared to the same period in 1995.

Interest expenses for three and six months ended June 30, 1996 totaled $73,799 and $160,552, respectively, compared to $125,852 and $267,638 for the same periods in 1995. The decreases are due to interest being calculated on a lower outstanding principal balance on the Partnership's debt resulting from principal repayments made during 1995 and the first half of 1996.

Management fee for the three and six months ended June 30, 1996 totaled $226,114 and $291,274, respectively, compared to $55,237 and $115,715 for the corresponding periods in 1995. The increases are the result of an increase in DSC Venture's gross revenues and an accrual for fees to the General Partners resulting from the sale of DSC's equipment.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-k.

               (a)  Exhibits -  None

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EQUIPMENT ASSET RECOVERY FUND, L.P.

                         BY:  EQUIPMENT MANAGEMENT INC.
                              General Partner



Date: August 14, 1996    BY:    /s/ Moshe Braver
                         President, Director and Chief Financial Officer