Form 10-Q
period 1996-09-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1996-11-14
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

                For the Transition period from ______  to ______

                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission File Number: 01-13532


                       EQUIPMENT ASSET RECOVERY FUND L.P.
              Exact Name of Registrant as Specified in its Charter



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
                                Yes    X    No ____


Consolidated Balance Sheets         At September 30,        At December 31,
                                               1996                   1995
Assets
Equipment, at cost:
  Construction cranes                 $  12,613,785          $  16,307,334
  Vehicles and equipment                    128,761                128,761
                                         12,742,546             16,436,095
Less: accumulated depreciation           (8,587,362)            (9,781,264)
                                          4,155,184              6,654,831
Cash and cash equivalents                 3,262,137              1,118,831
Accounts receivable, net of
  allowance for doubtful accounts
  of $10,000 in 1996 and 1995               268,970                272,837
Other receivable - sales of cranes          716,625                     --
Organization and loan closing costs,
  net of accumulated amortization
  of $563,753 in 1996 and $242,372
  in 1995                                       507                321,888
Other assets                                151,514                 53,124
        Total Assets                  $   8,554,937          $   8,421,511
Liabilities and Partners'
   Capital (Deficit)
Liabilities:
  Accounts payable and
     accrued expenses                 $     253,234          $     434,799
  Deferred management fee                 2,023,485              1,889,818
  Loans payable                              98,993              4,452,545
  Due to affiliates                         219,621                175,331
  Deferred income taxes                     786,407                619,320
        Total liabilities                 3,381,740              7,571,813
Minority interest                           964,566              1,265,001
Partners' Capital (Deficit):
  General Partners                          168,345               (415,303)
  Limited Partners                        3,998,199                     --
  Special Limited Partner                    42,087                     --
          Total Partners' Capital
             (Deficit)                    4,208,631               (415,303)
          Total Liabilities and
            Partners' Capital
            (Deficit)                 $   8,554,937          $   8,421,511


Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                                           Special
                                  General       Limited    Limited
                                 Partners      Partners    Partner       Total
Balance at December 31, 1995  $  (415,303)  $        --   $     --  $ (415,303)
Net Income                        583,648     3,998,199     42,087    4,623,934
Balance at September 30, 1996 $   168,345   $ 3,998,199   $ 42,087  $ 4,208,631

Consolidated Statements of Operations
                               Three months ended         Nine months ended
                                  September 30,              September 30,
                              1996           1995         1996          1995
Income
Rental revenues        $ 1,088,745    $ 1,094,520  $ 3,545,509   $ 3,345,526
Interest income             36,148         14,872       65,920        44,750
Other income                 5,000          6,360       15,120        20,494
        Total income     1,129,893      1,115,752    3,626,549     3,410,770
Expenses
Rental expenses            265,009        470,339      880,019     1,060,690
General, selling, and
   administrative          656,952        432,128    1,500,724     1,395,241
Depreciation and
   amortization            509,482        304,790    1,074,056       931,893
Interest expense            15,444        160,750      175,996       428,388
Management fee              85,691         56,869      376,965       172,584
        Total expenses   1,532,578      1,424,876    4,007,760     3,988,796
Loss from operations      (402,685)      (309,124)    (381,211)     (578,026)
Other Income
Gain on sales of cranes  1,033,970             --    4,741,653       761,044
Gain on extinguishment
  of debt                  130,144             --      130,144            --
    Total other income   1,164,114             --    4,871,797       761,044
Net Income (Loss)
  before Minority Interest
  and Provision for
  Income Taxes             761,429       (309,124)   4,490,586       183,018
Minority Interest          319,746         50,895      300,435       102,027
Income (Loss) before
  Provision for
  Income Taxes           1,081,175       (258,229)   4,791,021       285,045
Provision for Income
  Taxes, Deferred         (181,330)        11,100      167,087       102,200
    Net Income (Loss)  $ 1,262,505     $ (269,329) $ 4,623,934   $   182,845
Net Income (Loss)
  Allocated:
To the General
  Partners             $    50,501     $ (269,329) $   583,648   $   (52,669)
To the Limited
  Partners               1,199,379             --    3,998,199       233,060
To the Special
  Limited Partner           12,625             --       42,087         2,454
                       $ 1,262,505     $ (269,329) $ 4,623,934   $   182,845
Per limited
  partnership unit
  (32,722 outstanding)     $ 36.66         $ 0.00     $ 122.19        $ 7.12



Consolidated Statements of Cash Flows
For the nine months ended September 30,                1996            1995
Cash Flows From Operating Activities
Net income                                     $  4,623,934    $    182,845
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Gain on sales of cranes                       (4,741,653)       (761,044)
   Gain on extinguishment of debt                  (130,144)             --
   Minority interest                               (300,435)       (102,027)
   Depreciation and amortization                  1,074,056         931,893
   Increase (decrease) in cash arising
   from changes in operating
   assets and liabilities:
        Accounts receivable, net                      3,867        (125,916)
        Other assets                                (98,390)         94,834
        Accounts payable and accrued expenses      (181,565)        103,587
        Deferred management fee                     133,667         127,584
        Accrued interest                                 --         (16,216)
        Due to affiliates                            44,290          (9,000)
        Deferred income taxes                       167,087         102,200
Net cash provided by operating activities           594,714         528,740
Cash Flows From Investing Activities
Proceeds from sales of cranes                     5,772,000       1,312,677
Net cash provided by investing activities         5,772,000       1,312,677
Cash Flows From Financing Activities
Proceeds from long-term debt                        249,247         100,000
Principal payments on long-term debt             (4,472,655)     (2,046,550)
Net cash used for financing activities           (4,223,408)     (1,946,550)
Net increase (decrease) in cash and
   cash equivalents                               2,143,306        (105,133)
Cash and cash equivalents, beginning of period    1,118,831       1,215,735
Cash and cash equivalents, end of period       $  3,262,137    $  1,110,602
Supplemental Disclosure of Cash
  Flow Information
Cash paid during the period for interest       $    175,996    $    444,604


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's 1995 annual audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, statement of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1995 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Sales of Cranes

During the nine months ended September 30, 1996, the Partnership sold twelve DSC Venture cranes, one DSC Venture Ringer and one SFN Corporation Ringer, the proceeds of which were used to reduce the Partnership's debt.

                              Date        Net1          Net          Gain
                                of    Selling          Book            on
Crane                         Sale      Price         Value          Sale

Manitowoc 3900       January, 1996 $  277,875    $  101,912     $ 175,963
Manitowoc 3900         March, 1996    292,500       108,031       184,469
Manitowoc 4100W-S2     April, 1996    658,125       208,540       449,585
Manitowoc 4000W        April, 1996    385,125        77,571       307,554
Manitowoc 4100W         June, 1996    585,000       138,967       446,033
Manitowoc 4100W-S2      June, 1996    633,750        97,101       536,649
Manitowoc 4100W-S2      June, 1996    633,750       119,112       514,638
Manitowoc 4100W-S2      June, 1996    633,750       145,331       488,419
Manitowoc 4100W-S2      June, 1996    633,750       177,176       456,574
Manitowoc Ringer        June, 1996    253,500       105,701       147,799
Manitowoc 4000W         July, 1996    394,875       147,480       247,395
Manitowoc 4000W    September, 1996    399,750       142,927       256,823
Manitowoc 4000W    September, 1996    390,000        91,030       298,970
Manitowoc Ringer   September, 1996    316,875        86,093       230,782

                                  $ 6,488,625   $ 1,746,972   $ 4,741,653


1 The proceeds are net of 2.5% sales commission paid to Dayton- Scott Equipment Company.




Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $3,262,137 compared to $1,118,831 at December 31, 1995. The increase is primarily due to cash provided by operating activities and the receipt of proceeds from the sales of equipment during 1996 exceeding principal payments on long-term debt. The General Partners believe that the Partnership has adequate cash reserves at DSC, the Partnership's 99% subsidiary, and at Partnership levels to support operations.

At September 30, 1996, construction cranes at cost totaled $12,613,785 as compared to $16,307,334 at December 31, 1995. The decrease is due to the sales of twelve DSC cranes and two Ringers during the first nine months of 1996. The net selling price of the equipment sold during the first nine months of 1996 totaled $6,488,625, resulting in a gain of $4,741,653. A portion of the proceeds from the sales were used to retire the Partnership's debt associated with the construction cranes and related equipment. As a result, loans payable decreased from $4,452,545 at December 31, 1995 to $98,993 at September 30, 1996. The remaining loans payable balance primarily represents financing associated with insurance premiums.

Other receivable increased from $0 at December 31, 1995 to $716,625 at September 30, 1996 due to the timing of the collection of proceeds from the sale of two cranes.

Organization and loan closing costs decreased from $321,888 at December 31, 1995 to $507 at September 30, 1996 due to the write- off of loan closing costs upon retirement of the construction equipment debt. Other assets increased from $53,124 at December 31, 1995 to $151,514 at September 30, 1996 due to an increase in prepaid insurance during the first quarter of 1996.

Accounts payable and accrued expenses decreased from $434,799 at December 31, 1995 to $253,234 at September 30, 1996, primarily due to timing differences in the payment of operating expenses. Deferred income taxes increased from $619,320 at December 31, 1995 to $786,407 at September 30, 1996 as a result of deferred taxes provided on 1996 SFN income.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership generated net income of $1,262,505 and $4,623,934, respectively, compared to a net loss of $269,329 and net income of $182,845 for the same periods during 1995. The change from net loss to net income for the three-month period and the increase in net income for the nine-month period are primarily due to a higher gain on the sale of equipment as well as a decreases in rental expenses and interest expense. The Partnership sold twelve cranes and two Ringers during the first nine months of 1996 compared to two cranes during the same period in 1995.

Rental revenues for the three and nine months ended September 30, 1996 totaled $1,088,745 and $3,545,509, respectively, compared to $1,094,520 and $3,345,526 for the corresponding periods in 1995. The increase for the nine-month period reflects an increase in utilization and average rental rates. Dayton-Scott Equipment Company, the fleet's operational manager, expects rental revenues associated with the remaining equipment to remain relatively steady through the remainder of 1996 as a result of stable utilization and rental rates. There can be no assurance, however, that either utilization rates or rental rates will remain steady.

Interest income for the three and nine months ended September 30, 1996 totaled $36,148 and $65,920, respectively, compared to $14,872 and $44,750 for the same periods in 1995. The increase reflects higher average cash balances maintained by the Partnership.

Gain on extinguishment of debt increased to $130,144 for the three and nine months ended September 30, 1996, from $0 for the same periods in 1995. SFN had executed a participation note (the "Participation Note") with The CIT Group/Equipment Financing, Inc. ("CIT"). Pursuant to this note, CIT was entitled to receive the greater of the accreted value of the note or 25% of the net proceeds from the sale of the cranes plus 25% of the fair market value of the cranes owned by SFN on November 30, 2000. At April 30, 1992, the Participation Loan was recorded at 25% of the fair market value of the cranes or $700,000. The Participation Note was prepaid in the quarter ended September 30, 1996 resulting in a gain on the extinguishment of the debt in the amount of $105,144. SFN also executed a subordinated promissory note to Security Pacific Business Credit, Inc. ("SPBC") in the amount of $1,000,000. The Note due to SPBC was also prepaid in the quarter ended September 30, 1996 resulting in a gain on the extinguishment of the debt in the amount of $25,000.

Rental expenses for the three and nine months ended September 30, 1996 totaled $265,009 and $880,019, respectively, compared to $470,339 and $1,060,690 during the same periods in 1995. The decrease reflects a decrease in the size of the crane fleet resulting from the sale of twelve cranes and two Ringers in 1996.

For the three and nine months ended September 30, 1996, general, selling and administrative expenses totaled $656,952 and $1,500,724, respectively, compared to $432,128 and $1,395,241 for the same periods in 1995. The increases are mainly due to higher SFN consulting and administration fees during the third quarter of 1996 compared to the same period in 1995.

Depreciation and amortization for the three and nine months ended September 30, 1996 totaled $509,482 and $1,074,056, respectively, compared to $304,790 and $931,893 for the same periods in 1995. The increase is primarily due to the write-off of costs associated with the Term Loan, the Revolving Loan, the Participation Note and the subordinated promissory note to SPBC, all of which were paid in full as of September 30, 1996. Please refer to the Note 7 of the Notes to the Consolidated Financial Statements contained within the Partnership's 1995 Form 10-K for a detailed discussion regarding Partnership loans.

Interest expense for three and nine months ended September 30, 1996 totaled $15,444 and $175,996, respectively, compared to $160,750 and $428,388 for the same periods in 1995. The decreases are due to interest being calculated on a lower outstanding principal balance on the Partnership's debt resulting from principal repayments made during 1995 and the first nine months of 1996.

Management fee for the three and nine months ended September 30, 1996 totaled $85,691 and $376,965 respectively, compared to $56,869 and $172,584 for the corresponding periods in 1995. The increases are the result of an increase in DSC Venture's gross revenues and an accrual for fees due to the General Partners resulting from the sale of DSC's equipment.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -  None

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996


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



                                 EQUIPMENT ASSET RECOVERY FUND, L.P.

                            BY:  EQUIPMENT MANAGEMENT INC.
                                 General Partner



Date: November 14, 1996     BY:  /s/ Moshe Braver
                                 President, Director and
                                 Chief Financial Officer