Form 10-K
period 1996-12-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1997-03-31
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

                                    or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from          to

                     Commission file number:  0-13532

                    EQUIPMENT ASSET RECOVERY FUND, L.P.
           Exact name of registrant as specified in its charter

              Texas                                   11-2661586
State or other jurisdiction of            I.R.S. Employer Identification No.
incorporation or organization

Attn: Andre Anderson, 3 World Financial Center,
29th Floor, New York, New York                        10285-2900
Address of principal executive offices                 Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

Annual Report to Unitholders for the year ended December 31, 1996 is incorporated by reference in PARTS I, II, III and IV of this report.

                                  PART I

Item 1.  Business

a. General Development of Business
Equipment Asset Recovery Fund, L.P. (the "Partnership") (formerly Hutton Asset Recovery Fund), a Texas limited partnership, was formed to engage in the business of acquiring various types of distressed assets in the energy and construction industries, either directly or through partnerships, joint ventures or other forms of indirect ownership, operating such assets under management agreements with experienced operators (who may be affiliated with the General Partners) or leasing such assets to users, and ultimately selling such assets. The general partners of the Partnership are Equipment Management, Inc. ("EMI") (formerly Hutton Equipment Management, Inc.), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman") (formerly Shearson Lehman Brothers Inc.) and Mr. Steven A. Webster (together, the "General Partners") (see Item 10).

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

b. Financial Information About Industry Segments
The Partnership's sole business was the acquisition, ownership and operation of such assets described above. All of the Partnership's revenues, operating profit or loss related solely to such industry segment.

c. Narrative Description of Business
The business of the Partnership was the acquisition of distressed assets, directly or indirectly, for the purpose of operating them, either directly or through partnerships or joint ventures in which the Partnership participates, under management agreements with experienced operators and ultimately selling such assets. Reference is made to the section captioned "Investment and Operating Objectives and Policies" contained on pages 18 through 24 of the Prospectus for a description of the Partnership's objectives and policies regarding the selection, operation, liquidation and financing of such assets, which pages are incorporated herein by reference thereto.

Investments
The Partnership used the net proceeds of the public offering to acquire three types of assets. The Partnership purchased (i) four land drilling rigs, (ii) an interest in a Texas partnership, GCH Venture, ("GCH") that purchased five barge drilling rigs, nine crew boats and related property, and (iii) ten construction cranes and an interest in a joint venture, DSC Venture ("DSC"), which owned 49 cranes and related equipment and rented those cranes, the cranes owned by the Partnership, and cranes owned by third parties. Due primarily to the severe decline in the oil and gas drilling industry that occurred in 1986, after the purchase of assets in that industry, all of the Partnership's assets in the oil and gas industry were either foreclosed on or sold at a loss. During 1991, the Partnership received the final payments it was owed by Falcon Drilling Inc. ("Falcon") from the disposition of its interest in GCH.

Investment in Construction Cranes
As of December 31, 1995, the Partnership owned nine cranes outright, a ninety-nine percent interest in DSC, which owned forty-four cranes and related equipment, and a controlling interest in SFN Corporation ("SFN"), which owned four cranes and two pieces of related equipment. During the first nine months of 1996, DSC and SFN sold a total of 12 cranes and two pieces of related equipment for a total consideration of approximately $6,650,000.

Liquidating Sale
On November 27, 1996, the Partnership, DSC and SFN executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. Please see "Item 2. Properties", and Note 1 and Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the Liquidating Sale. As a result of the Liquidating Sale, the General Partners are in the process of liquidating the Partnership.

Structure of DSC
Effective October 1, 1984, the Partnership purchased ten Manitowoc crawler type cranes (the "EARF Cranes") from Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott"). One EARF crane was subsequently sold. The Partnership leased the EARF Cranes to DSC, a joint venture formed by the Partnership and Dayton-Scott, with each having an equal interest. DSC was formed to operate (i) the EARF Cranes, (ii) forty-nine cranes and seven pieces of related equipment consisting of Towers and Ringers (the "Venture Cranes") contributed by Dayton-Scott to DSC, and (iii) the five cranes, one Tower and one Ringer owned by SFN Corporation (the "SFN Cranes") (the EARF Cranes, the Venture Cranes and the SFN Cranes, together with all related Towers, Ringers and equipment are referred to herein as the "Fleet"). Reference is made to Notes 5 and 6 to the Consolidated Financial Statements, which are incorporated herein by reference thereto for a discussion of the acquisition of the Fleet. Dayton-Scott no longer holds an ownership interest in DSC (please see the reference in Note 4 to the Consolidated Financial Statements).

The cranes and related equipment owned and managed by DSC were in turn managed and operated by Dayton-Scott Equipment Company ("DSEC") pursuant to a management agreement between DSC and DSEC dated January 1, 1990, as last amended on November 27, 1996. DSEC had managed the cranes since their acquisition by Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott") in early 1982 until disposition of the Fleet on November 27, 1996. The management agreement provided for the reimbursement by DSC of all expenses related to the operation of the cranes and related equipment, including salaries of DSEC's employees. The agreement also provided for incentive compensation to DSEC and for a sales commission to be paid to DSEC upon the sale of certain cranes. DSEC earned sales commissions of $23,875 from the sale of three cranes during 1994, $40,783 from the sale of three cranes during 1995 and $558,772 from the sale of the remaining assets in the Fleet during 1996. For the years ended
December 31, 1996 and 1995, an incentive management fee of $221,513 and $55,177, respectively, was earned by DSEC. Additionally, DSEC was paid severance/termination fees of $1,000,000 for the year ended
December 31, 1996.

DSC's Debt to SFN
Effective April 30, 1992, SFN acquired all of the secured indebtedness of DSC from Security Pacific (the "Security Pacific Debt") which had an aggregate outstanding balance of principal and interest as of April 28, 1992 of $11,968,171 (represented by four separate promissory notes). In connection with the acquisition of the Security Pacific Debt by SFN, Security Pacific conveyed the following assets to SFN: (i) six cranes, one Ringer, and one Tower (the "Security Pacific Equipment") previously owned by Security Pacific and leased to DSC pursuant to an equipment lease (the "Security Pacific Lease"), and (ii) the rights and obligations of Security Pacific under a Net Profits Agreement ("Profits Agreement") previously entered into by and among DSC, Security Pacific, and the Partnership. The Security Pacific Debt, the Security Pacific Equipment, the Security Pacific Lease, and the Profits Agreement are collectively referred to as the "Security Pacific Assets." On August 26, 1993, a SFN-owned crane was sold pursuant to the terms of SFN's agreement with Security Pacific to acquire the debt. A second SFN-owned crane was sold on May 15, 1995 pursuant to the terms of SFN's agreement to acquire the debt. Please refer to Notes 5 and 7 to the Consolidated Financial Statements contained herein at Item 14 for a discussion of DSC's debt refinancing.

Employees
The Partnership has no employees. Certain administrative and managerial services are provided by the General Partners and certain affiliates.


Item 2.  Properties

On November 27, 1996, the Partnership, DSC and SFN executed the Liquidating Sale. The purchase price was determined by arms-length negotiations.
There is no material relationship between Western and the Partnership or any of its affiliates, any director or officer of the Partnership, or any associate of any such director or officer. The Partnership received net proceeds of $2,772,051 for its crane fleet and received $7,366,940 in distributions from DSC attributable to its interest in the proceeds from the sale of the DSC crane fleet.

The Partnership also received $1,938,000 in management fees from SFN during 1996 and $459,000 in January 1997. In addition, the Partnership received initial liquidating distributions of approximately $552,138 from SFN in February 1997. The Partnership expects to receive a final liquidating distribution, in the amount of approximately $190,000, from its interest in SFN by the end of 1997.

As a result of the Liquidating Sale, as of December 31, 1996, the Partnership, DSC and SFN owned no assets other than cash and the General Partners are in the process of liquidating the Partnership.


Item 3.  Legal Proceedings

The Registrant is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of the Partnership during the quarter ended December 31, 1996, through the solicitation of proxies or otherwise.

                               PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters.

The Units are not traded on any market, and it is not contemplated that any public trading for the Units will develop. As of December 31, 1996, the number of Limited Partners was 1,856.

The Partnership did not make cash distributions to Limited Partners during 1995 and 1996. On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations through dissolution following which any remaining cash will be distributed to the partners upon liquidation.


Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Financial Highlights
(in thousands except per Unit data)
                          1996     1995     1994     1993     1992
   Rental Revenues   $   4,239  $ 4,562  $ 4,818  $ 4,936  $ 4,698
   Gain on Sale of
     Equipment          16,218(a)   918      516      246        -
   Net Income (Loss)    11,600(a)   354      255     (101)   1,149(b)
   Net Income (Loss)
    per Unit            324.72(a)     -     (.46)   (9.88)   33.37(b)
   Total Assets         15,584(a) 8,422   10,534   11,953   13,445
   Loans Payable             -    4,453    7,047    9,101   10,759
   Cash Distributions
    per Unit            300.00(a)     -        -        -     8.88

   (a) Reflects 1996 equipment sale activity including the November 1996 Liquidating Sale. Please refer to Note 6 of the Notes to the Consolidated Financial Statements.
   (b) Includes a $1,453,896 gain on refinancing of long-term debt, net of minority interest allocation share. Without this gain, the Partnership would have recorded a net loss of $304,424.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $15,217,595 compared to $1,118,831 at December 31, 1995. The increase is primarily due to proceeds from the Liquidating Sale exceeding cash used for Partnership operations and principal payments on long-term debt. Please see "Item 2. Properties," and Note 1 and Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the Liquidating Sale.

On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations following which any remaining cash will be distributed to the partners upon liquidation.

At December 31, 1996, construction cranes at cost totaled $0 as compared to $16,307,334 at December 31, 1995. The decrease is due to the sale of twelve DSC Venture cranes and one Ringer attachment and one SFN Ringer attachment during the nine months ended September 30, 1996 and the Liquidating Sale. Reference is made to Note 1 and Note 6 of the Notes to the Consolidated Financial Statements for a discussion of 1996 crane sale activity. Portions of the proceeds from the above-mentioned sales activity were used to retire the Partnership's debt. As a result , and in addition to the Partnership's required monthly debt service payments, loans payable decreased from $4,452,545 at December 31, 1995 to $0 at December 31, 1996.

Accounts receivable decreased from $272,837 at December 31, 1995 to $173,415 at December 31, 1996 primarily due to the Liquidating Sale. Organization and loan closing costs decreased from $321,888 at December 31, 1995 to $0 at December 31, 1996 due to fully amortizing loan closing costs during 1996.

Accounts payable and accrued expenses increased from $463,130 at December 31, 1995 to $1,745,745 at December 31, 1996 due to accruals for expenses associated with the Partnership's liquidation.

Management fee payable decreased from $1,889,818 at December 31, 1995 to $1,445,685 at December 31, 1996 primarily due to the payment of accrued management fees to the General Partners, offset by an accrual for 1996 management fees due to DSC and the sales disposition fee payable to the General Partners.

Due to affiliates decreased from $147,000 at December 31, 1995 to $0 at December 31, 1996. The balance at December 31, 1995 primarily consisted of an accrual for SFN consulting fees and salary expenses payable to the minority stockholders.

Results of Operations

1996 vs. 1995
For the year ended December 31, 1996, the Partnership generated net income of $11,599,902 compared to net income of $354,222 for the year ended December 31, 1995. The increase in net income is primarily due to a $16,217,725 gain recognized on the sale of twelve cranes and two pieces of related equipment during the first nine months of 1996 and Liquidating Sale in November 1996. The gain was partially offset by an increase in general, selling and administrative expense. Excluding the gains recognized on the sales of equipment, the Partnership generated losses from operations, before provision for income taxes and minority interest, of $3,204,434 and $522,943 for 1996 and 1995, respectively.

Rental revenues for the year ended December 31, 1996 decreased compared to 1995 primarily due to the absence of December 1996 rental revenue resulting from the Liquidating Sale in November 1996.

Interest income for the year ended December 31, 1996 increased compared to 1995 primarily due to the Partnership's higher average cash balance as a result of the Liquidating Sale.

For the year ended December 31, 1996, general, selling and administrative expenses totaled $4,118,219 compared to $1,915,608 for 1995. The increase is mainly due to increased salary expense and consulting fees paid by DSC and SFN related to the Liquidating Sale in November 1996 and the accrual of expenses associated with the Partnership's liquidation.

Interest expense for the year ended December 31, 1996 decreased compared to 1995 due to interest being calculated on lower outstanding principal balances on the Partnership's debt resulting from principal repayments made during 1996 and payment in full of all outstanding debt.

Management fees increased from $233,875 for the year ended
December 31, 1995 to $947,609 for the year ended December 31, 1996 due to disposition fees and incentive management fees related to the Liquidating Sale in November 1996.

Gain on extinguishment of debt was $130,144 for the year ended
December 31, 1996. SFN had executed a participation note (the "Participation Note") with The CIT Group/Equipment Financing, Inc. ("CIT"). Pursuant to this note, CIT was entitled to receive the greater of the accreted value of the note or 25% of the net proceeds from the sale of the cranes plus 25% of the fair market value of the cranes owned by SFN on November 30, 2000. At April 30, 1992, the Participation Note was recorded at 25% of the fair market value of the cranes or $700,000. The Participation Note was prepaid during 1996 resulting in a gain on the extinguishment of the debt in the amount of $105,144. SFN also executed a subordinated promissory note to Security Pacific Business Credit, Inc. ("SPBC") in the amount of $1,000,000. The Note due to SPBC was also prepaid in 1996 resulting in a gain on the extinguishment of the debt in the amount of $25,000.

1995 vs. 1994
For the year ended December 31, 1995, the Partnership generated net income of $354,222 compared to net income of $255,302 for the year ended December 31, 1994. The increase in net income was primarily due to a $918,435 gain recognized on the sale of two DSC Venture cranes in January and December of 1995 and the sale of one SFN crane in May 1995, and decreases in both depreciation and amortization and interest expense. These were partially offset by a decrease in rental revenues and an increase in general, selling and administrative expense. Excluding the gains recognized on the crane sales, the Partnership generated losses from operations, before provision for income taxes and minority interest, of $522,943 and $245,632 for 1995 and 1994, respectively.

Rental revenues for the year ended December 31, 1995 decreased compared to 1994 primarily due to the sale of three cranes during 1995.

For the year ended December 31, 1995, general, selling and administrative expenses totaled $1,915,608 compared to $1,699,833 for 1994. The increase was mainly due to the accrual of $300,000 in 1995 for the SFN consulting fee, 51% of which is eliminated in consolidation, and increased salary and insurance expense.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Partnership.

The Partnership does not have any officers, directors or employees. The General Partners of the Partnership are Equipment Management, Inc. (formerly known as Hutton Equipment Management, Inc.) and Steven A. Webster. The Partnership has entered into a Management Agreement with the General Partners, pursuant to which they will perform certain management functions for the Partnership as well as provide certain administrative services.

Steven A. Webster, 45, is Chairman of the Board and Chief Executive Officer of Falcon Drilling Company, Inc., an offshore drilling contractor. He also serves as General Partner of two related investment partnerships, Cerrito Partners, formed in 1984, and Cerrito Investments Limited Partnership, formed in 1988. Mr. Webster received a B.S. from Purdue University and an M.B.A. from Harvard Business School. Mr. Webster serves as a Director of Crown Resource Corporation, a mining concern, and DI Industries Inc., a land drilling company. Mr. Webster also serves as a Trust Manager for Camden Property Trust, a real estate investment trust.

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

The directors and executive officers of EMI are as follows:

    Name                Office
    Moshe Braver        Director and President
    Daniel M. Palmier   Vice President and Chief Financial Officer

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Daniel M. Palmier, 35, is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Masters of Science in Real Estate Degree from New York University in 1995 and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.

Certain Matters Involving Affiliates of EMI
On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Equipment Management, Inc. general partner changed its name to Equipment Management, Inc. on January 13, 1994 and the name of the Partnership was changed to Equipment Asset Recovery Fund L.P. on October 29, 1993 to delete any reference to "Hutton."


Item 11.  Executive Compensation.

The Partnership does not pay the officers or directors of EMI any remuneration. In addition, EMI does not pay any remuneration to any of its officers or directors, all of whom receive salaries from an affiliate of EMI. Reference is made to Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference thereto for a discussion of the allocations of Partnership income, losses, distributions and gains from the disposition of assets.


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

(c)  Changes in Control.
None.


Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to receive annual Management Fees equal to the greater of $120,000 or 5% of the gross revenues from the operation of the assets owned directly or indirectly by the Partnership. During fiscal 1996, the General Partners earned $209,802 in Management Fees. The General Partners are also entitled to a disposition fee equal to 2% of the gross proceeds from the sale of the Partnership's assets. During 1996, the General Partners earned a disposition fee totaling $516,294. During the second quarter of 1985, the General Partners elected to defer the payment of all Management Fees, other than the $10,000 per month payable to San Felipe Resources Company, a partnership owned primarily for the benefit of Mr. Webster, until the cash flow of the Partnership improved. In June 1986, the amount of fees paid currently to San Felipe Resources Company was further reduced to $5,000 per month. (See Note 8 to the Consolidated Financial Statements contained herein at Item 14 for additional details.)

On November 20, 1996, the Partnership paid EMI deferred management fees of $1,331,742. Subsequent to December 31, 1996, the Partnership paid San Felipe Resources (for the benefit of Mr. Webster) $948,197 and EMI $275,974 for deferred management fees and the accrued disposition fee.

Under the terms of the Management Agreement, the General Partners and their affiliates are entitled to reimbursements by the Partnership for certain costs and expenses described therein relating to certain administrative and other services and goods provided. First Data Investor Services Group, formerly The Shareholder Services Group, provides accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies.

                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form
8-K.

(a) (1)   Financial Statements and Notes.
                                                        Page
       Independent Auditors' Report
            Arthur Andersen LLP                           (1)

       Consolidated Balance Sheets -
       December 31, 1996 and 1995                         (1)

       Consolidated Statements of Operations -
       For the years ended December 31, 1996,
       1995 and 1994                                      (1)

       Consolidated Statements of Partners' Capital
       (Deficit) - For the years ended December 31,
       1996, 1995 and 1994                                (1)

       Consolidated Statements of Cash Flows -
       For the years ended December 31, 1996,
       1995 and 1994                                      (1)

       Notes to the Consolidated Financial Statements     (1)

(a) (2)   Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the financial statements and notes there to; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

(3) Exhibits

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

13     Annual Report to Unitholders for the year ended December 31, 1996.

22 Subsidiaries of the Registrant: DSC Venture, a Texas joint venture and SFN Corporation, a Delaware Corporation. (previously filed)

27     Financial Data Schedule.

28     Portions of prospectus of Registrant dated February 2,
       1984 (incorporated by reference).

99 Asset Purchase & Sale Agreement dated November 20, 1996, and accompanying exhibits, by and among Neil F. Lampson, Inc. as buyer and DSC, EARF and SFN as Sellers.

  (b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1996:

       On November 27, 1996, the Partnership filed a Form 8-K reporting that on November 27, 1996, the Partnership, DSC and SFN executed a bulk sale of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 31, 1997

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


                         EQUIPMENT MANAGEMENT, INC.
                         A General Partner


Date:  March 31, 1997
                         BY:     /s/ Moshe Braver
                                     Moshe Braver
                                     Director and President


Date:  March 31, 1997
                         BY:     /s/ Daniel M. Palmier
                                     Daniel M. Palmier
                                     Vice President and
                                     Chief Financial Officer