Form 10-Q
period 1997-03-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1997-05-15
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
          X  Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1997

                                or

             Transition Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                  Commission File Number: 0-13532


                EQUIPMENT ASSET RECOVERY FUND, L.P.
      Exact Name of Registrant as Specified in its Charter


          Texas                                      11-2661586
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                 10285-2900
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
                                      Yes    X    No ____



Consolidated Balance Sheets
                                              At March 31,   At December 31,
                                                     1997              1996
Assets
Cash and cash equivalents                     $ 1,911,202       $15,217,595
Accounts receivable, net of allowance for
 doubtful accounts of $10,000 in 1996              39,298           173,415
Income taxes receivable                           330,514                 _
Other assets                                            _           193,397
   Total Assets                               $ 2,281,014       $15,584,407

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses        $ 1,282,913       $ 1,745,745
 Management fee payable                                 _         1,445,685
 Distribution payable                                   _        10,333,264
 Income taxes payable                              39,205           624,065
   Total Liabilities                            1,322,118        14,148,759
Minority interest                                (128,838)          584,313

Partners' Capital:
 General Partners                                  43,509            34,053
 Limited Partners (32,722 outstanding)          1,033,348           808,769
 Special Limited Partner                           10,877             8,513
   Total Partners' Capital                      1,087,734           851,335
   Total Liabilities and Partners' Capital    $ 2,281,014       $15,584,407



Consolidated Statement of Partners' Capital
For the three months ended March 31, 1997
                                                          Special
                                  General     Limited     Limited
                                 Partners    Partners     Partner     Total

Balance at December 31, 1996    $  34,053  $  808,769    $  8,513  $  851,335
Net Income                          9,456     224,579       2,364     236,399
Balance at March 31, 1997       $  43,509  $1,033,348    $ 10,877  $1,087,734



Consolidated Statements of Operations
For the three months ended March 31,                    1997             1996

Income
Rental income                                     $        _      $ 1,287,373
Interest income                                      135,160           14,974
Other income                                           5,522            5,020
   Total Income                                      140,682        1,307,367

Expenses
Rental expenses                                            _          340,829
General, selling and administrative                  521,312          409,537
Depreciation and amortization                              _          294,775
Interest expense                                           _           86,753
Management fee                                             _           65,160
   Total Expenses                                    521,312        1,197,054
Income (Loss) from Operations                       (380,630)         110,313
Other Income
Gain on sale of equipment                                  _          360,432
Net Income (Loss) before Minority Interest
  and Provision for Income Taxes                    (380,630)         470,745
Minority Interest                                    277,970           82,930
Income (Loss) before Provision for Income Taxes     (102,660)         553,675
Provision for Income Taxes                           339,059         (210,396)
   Net Income                                      $ 236,399       $  343,279

Net Income Allocated:
To the General Partners                            $   9,456       $  343,279
To the Limited Partners                              224,579                _
To the Special Limited Partner                         2,364                _
                                                   $ 236,399       $  343,279
Per limited partnership unit
(32,722 outstanding)                               $    6.86       $        _



Consolidated Statements of Cash Flows
For the three months ended March 31,                    1997             1996

Cash Flows From Operating Activities
Net Income                                       $   236,399      $   343,279
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Gain on sale of equipment                                 _         (360,432)
 Minority interest                                  (713,151)         (82,930)
 Depreciation                                              _          278,250
 Amortization                                              _           16,525
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
   Accounts receivable, net                          134,117         (119,706)
   Income taxes receivable                          (330,514)               _
   Other assets                                      193,397         (175,671)
   Accounts payable and accrued expenses            (462,832)         (52,999)
   Management fee payable                         (1,445,685)          50,161
   Accrued interest                                        _           25,955
   Due to affiliates                                       _            8,919
   Income taxes payable                             (584,860)         210,396
Net cash provided by (used for) operating
activities                                        (2,973,129)         141,747

Cash Flows From Investing Activities
 Proceeds from sale of equipment                           _          570,375
Net cash provided by investing activities                  _          570,375
Cash Flows From Financing Activities
 Proceeds from long-term debt                              _          100,000
 Principal payments on long-term debt                      _         (667,425)
 Distributions paid to partners                  (10,333,264)               _
Net cash used for financing activities           (10,333,264)        (567,425)

Net increase (decrease) in cash and
 cash equivalents                                (13,306,393)         144,697

Cash and cash equivalents, beginning of period    15,217,595        1,118,831
Cash and cash equivalents, end of period         $ 1,911,202      $ 1,263,528

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest         $         _      $    60,798



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1996 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of changes in partners' capital for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part 1. Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. Reference is made to the Partnership's 1996 annual report on Form 10-K for a discussion of the terms and conditions of the Liquidating Sale. As a result of the Liquidating Sale, the General Partners are in the process of dissolving the Partnership.

At March 31, 1997, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,911,202 compared to $15,217,595 at December 31, 1996. The decrease is primarily due to the payment of cash distributions and the absence of cash flow from operations due to the Liquidating Sale. On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts receivable decreased from $173,415 at December 31, 1996 to $39,298 at March 31, 1997 due to the collection of receivable amounts during the three months ended March 31, 1997.

Income taxes receivable increased from $0 at December 31, 1996 to $330,514 at March 31, 1997, reflecting a refund of federal tax due SFN which resulted from prior-year overpayments.

Other assets decreased from $193,397 at December 31, 1996 to $0 at March 31, 1997 due to the receipt of proceeds during the 1997 first quarter from the Liquidating Sale that were held in escrow.

Accounts payable and accrued expenses decreased from $1,745,745 at December 31, 1996 to $1,282,913 at March 31, 1997 due to the payment of accrued operating expenses.

Management fee payable decreased from to $1,445,685 at December 31, 1996 to $0 at March 31, 1997 reflecting the payment during the first quarter of 1997 of the deferred management fees and the property disposition fees.

Income taxes payable decreased from $624,065 at December 31, 1996 to $39,205 at March 31, 1997. The balance at December 31, 1996 represents both accrued federal and state tax liabilities. The balance at March 31, 1997 represents accrued state tax liabilities only. In addition, SFN has recorded a federal tax receivable as discussed above.

Results of Operations

For the three months ended March 31, 1997, the Partnership generated a net loss from operations of $380,630 compared to net income of $110,313 during the same period in 1996. The change from net income to net loss is primarily due to the Liquidating Sale.

Rental income for the three months ended March 31, 1997 decreased to $0 in comparison to $1,287,373 during the same period in 1996 reflecting the absence of rental revenue in the 1997 period as a result of the Liquidating Sale.

Interest income for the three months ended March 31, 1997 increased in comparison to the same period in 1996 primarily due to the Partnership's higher average cash balances as a result of the Liquidating Sale.

As a result of the Liquidating Sale, rental expenses, depreciation and amortization, interest expense and management fee expense decreased from their respective balances for the three-month period ended March 31, 1996 to $0 during the same period in 1997.

General, selling and administrative expenses for the three months ended March 31, 1997 were $521,312, compared to $409,537 for the same period in 1996. The increase reflects contract services incurred in connection with liquidating the Partnership's 51% owned subsidiary, SFN Corporation.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits - None

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         EQUIPMENT ASSET RECOVERY FUND, L.P.

                         BY: EQUIPMENT MANAGEMENT INC.
                           General Partner

Date: May 14, 1997       BY:  /s/ Moshe Braver
                           President, Director and
                           Chief Financial Officer