Form 10-Q
period 1997-06-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1997-08-14
CIK 731717

United States Securities and
                              Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
              X   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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





Consolidated Balance Sheets            At June 30,     At December 31,
                                             1997                1996
Assets
Cash and cash equivalents              $1,933,504         $15,217,595
Accounts receivable, net of
allowance for doubtful accounts
of $10,000 in 1996                            _               173,415
Other assets                                  _               193,397
        Total Assets                   $1,933,504         $15,584,407
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued
  expenses                             $1,243,816          $1,745,745
  Management fee payable                        _           1,445,685
  Distribution payable                          _          10,333,264
  Income taxes payable                          _             624,065
        Total Liabilities               1,243,816          14,148,759
Minority interest                          20,750             584,313
Partners' Capital:
  General Partners                         26,757              34,053
  Limited Partners (32,722 outstanding)   635,492             808,769
  Special Limited Partner                   6,689               8,513
        Total Partners' Capital           668,938             851,335
        Total Liabilities and
        Partners' Capital              $1,933,504         $15,584,407






Consolidated Statement of Partners' Capital
For the six months ended June 30, 1997
                                              Special
                         General   Limited    Limited
                         Partners  Partners   Partner      Total
Balance at
December 31, 1996         $34,053  $808,769    $8,513   $851,335
Net Loss                   (7,296) (173,277)   (1,824)  (182,397)
Balance at June 30, 1997  $26,757  $635,492    $6,689   $668,938




Consolidated Statements of Operations

                                  Three months                Six Months
                                  ended June 30,             ended June 30,
                               1997          1996          1997          1996
Income
Rental                     $      _    $1,169,391     $       _   $  2,456,764
Interest                     26,142        14,798       161,302         29,772
Other                           110         5,100         5,632         10,120
      Total Income           26,252     1,189,289       166,934      2,496,656

Expenses
Rental                            _       274,181             _        615,010
General, selling and
 administrative             100,059       434,235       621,371        843,772
Depreciation and
 amortization                     _       269,799             _        564,574
Interest                          _        73,799             _        160,552
Management fee                    _       226,114             _        291,274
     Total Expenses         100,059     1,278,128       621,371      2,475,182
Income (Loss)
  from Operations           (73,807)      (88,839)     (454,437)        21,474
Other Income
Gain on sale of equipment         _     3,347,251             _      3,707,683
Net Income (Loss) before
 Minority Interest and
 Provision for Income Taxes (73,807)    3,258,412      (454,437)     3,729,157
Minority Interest          (344,989)     (102,241)      (67,019)       (19,311)
Income (Loss) before
Provision for Income
 Taxes                     (418,796)    3,156,171      (521,456)     3,709,846
Provision for Income Taxes        _      (138,021)      339,059       (348,417)
       Net Income (Loss)  $(418,796)   $3,018,150     $(182,397)    $3,361,429

Net Income (Loss) Allocated:
To the General Partners   $ (16,752)   $  101,485     $  (7,296)    $  444,764
To the Limited Partners    (397,856)    2,798,820      (173,277)     2,798,820
To the Special Limited
  Partner                    (4,188)      117,845        (1,824)       117,845
                          $(418,796)   $3,018,150     $(182,397)    $3,361,429
Per limited partnership unit
(32,722 outstanding)        $(12.16)       $85.53        $(5.30)        $85.53




Consolidated Statements of Cash Flows
For the six  months ended June 30,                      1997             1996
Cash Flows From Operating Activities
Net Income (Loss)                                $  (182,397)      $3,361,429
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
   Gain on sale of equipment                               _       (3,707,683)
   Minority interest                                  67,019           19,311
   Depreciation                                            _          531,523
   Amortization                                            _           33,051
   Increase (decrease) in cash arising
   from changes in operating assets and
   liabilities:
        Accounts receivable, net                     173,415          (35,875)
        Other assets                                 193,397         (396,009)
        Accounts payable and accrued expenses       (501,929)          47,795
        Management fee payable                    (1,445,685)          93,779
        Income taxes payable                        (624,065)         348,417
        Accrued interest                                   _           12,148
        Due to affiliates                                  _          188,664
Net cash provided by (used for) operating
 activities                                       (2,320,245)         496,550
Cash Flows From Investing Activities
   Proceeds from sale of equipment                         _        4,987,125
Net cash provided by investing activities                  _        4,987,125
Cash Flows From Financing Activities
   Proceeds from long-term debt                            _          100,000
   Principal payments on long-term debt                    _       (2,529,430)
   Distributions paid to minority interest          (630,582)               _
   Distributions paid to partners                (10,333,264)               _
Net cash used for financing activities           (10,963,846)      (2,429,430)
Net increase (decrease) in cash and
 cash equivalents                                (13,284,091)       3,054,245
Cash and cash equivalents, beginning of period    15,217,595        1,118,831
Cash and cash equivalents, end of period          $1,933,504       $4,173,076

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest          $        _       $  148,404





Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1996 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of changes in partners' capital for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, and material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of Equipment Asset Recovery Fund, L.P. (the "Partnership"), in the 151st judicial District Court for Harris County, Houston, Texas against Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Pa tnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal Defendant) (collectively, the "Defendants"). The complaint alleges, inter alia, claims of fraud, negligent misrepresentation, breach of contract and breach of fiduciary duty with respect to the management and sale of the construction crane fleet and related equipment. The Plaintiff has requested that the court enter a judgment against the Defendants, jointly and severally, (i) declaring a proper class action; (ii) awarding unspecified compensatory damages, plus interest, expenses and attorneys fees and (iii) awarding punitive and exemplary damages. The Defendants believe the allegations in this complaint are without merit and intend to defend the action vigorously.



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

At June 30, 1997, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,933,504 compared to $15,217,595 at December 31, 1996. The decrease is primarily due to the payment of cash distributions and the absence of cash flow from operations due to the Liquidating Sale. On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. As a result, distribution payable decreased from $10,333,264 at December 31, 1996 to $0 at June 30, 1997. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts receivable decreased from $173,415 at December 31, 1996 to $0 at June 30, 1997 primarily due to absence of receivables at June 30, 1997 resulting from the Liquidating Sale.

Other assets decreased from $193,397 at December 31, 1996 to $0 at June 30, 1997 due to the reimbursement of overpaid closing costs, held in escrow, from the Liquidating Sale during the first quarter of 1997.

Accounts payable and accrued expenses decreased from $1,745,745 at December 31, 1996 to $1,243,816 at June 30, 1997 due to the payment of 1996 operating expenses.

Management fee payable decreased from to $1,445,685 at December 31, 1996 to $0 at June 30, 1997 reflecting the payment during the first quarter of 1997 of deferred management fees and property disposition fees.

Income taxes payable decreased from $624,065 at December 31, 1996 to $0 at June 30, 1997. The decrease is primarily due to the payment of federal income taxes during the first quarter of 1997 .

Results of Operations

For the three months ended June 30, 1997, the Partnership generated a loss from operations of $73,807 in comparison to $88,839 during the same period in 1996. For the six months ended June 30, 1997, the Partnership generated a net loss from operations of $454,437 compared to net income of $21,474 during the same period in 1996. The decreased net loss during the threemonth period is primarily attributable to a decrease in total expenses incurred by the Partnership during the 1997 period, partially offset by the absence of rental income, as a result of the Liquidating Sale. The change from net income to net loss during the six-month period is primarily due to the absence of rental revenue, partially offset by a decrease in total expenses in the 1997 period, as a result of the Liquidating Sale.

Rental income decreased to $0 for the three and six months ended
June 30, 1997 respectively, compared to $1,169,391 and $2,456,764 for the three and six months ended June 30, 1996 reflecting the absence of rental revenue in the 1997 periods as a result of the Liquidating Sale.

Interest income for the three and six months ended June 30, 1997 increased in comparison to the same periods in 1996 primarily due to the Partnership's higher average cash balances as a result of the proceeds from the Liquidating Sale.
As a result of the Liquidating Sale, rental expenses, depreciation and amortization, interest expense and management fee expense decreased from their respective balances for the three and six-month periods ended June 30, 1996 to $0 during the same periods in 1997.

General, selling and administrative expenses decreased to $100,059 and $621,371 for the three and six months ended
June 30, 1997 from $434,435 and $843,772 for the same periods in 1996. The decrease is primarily attributable to the wind down of the Partnership and venture subsequent to the Liquidating Sale.



Part II   Other Information

Item 1 On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of Equipment Asset Recovery Fund, L.P. (the "Partnership"), in the 151st judicial District Court for Harris County, Houston, Texas against Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture
          (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Partnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal
          Defendant) (collectively, the "Defendants"). The complaint alleges, inter alia, claims of fraud, negligent misrepresentation, breach of contract and breach of fiduciary duty with respect to the management and sale of the construction crane fleet and related equipment. The Plaintiff has requested that the court enter a judgment against the Defendants, jointly and severally, (i) declaring a proper class action; (ii) awarding unspecified compensatory damages, plus interest, expenses and attorneys fees and (iii) awarding punitive and exemplary damages. The Defendants believe the allegations in this complaint are without merit and intend to defend the action vigorously.

Items 2-5 Not applicable

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -  None

           (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         EQUIPMENT ASSET RECOVERY FUND, L.P.
                    BY:  EQUIPMENT MANAGEMENT INC.
                         General Partner



Date: August 14, 1997    BY:    /s/ Moshe Braver
                                President & Director


Date: August 14, 1997    BY:    /s/ Daniel Palmier
                                Vice President & Chief Financial Officer