Form 10-Q
period 1997-09-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1997-11-14
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X           Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

                For the Transition period from ______  to ______

                Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934



                        Commission File Number: 01-13532


                      EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact Name of Registrant as Specified in its Charter


          TEXAS                                       11-2661586
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,                    10285
New York, NY  Attn.: Andre Anderson                     Zip Code
Address of Principal Executive Offices


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

                       Yes    X    No ____






Consolidated Balance Sheets                   At September 30,   At December 31,
                                                         1997              1996
Assets
Cash and cash equivalents                          $1,969,766       $15,217,595
Accounts receivable, net of allowance for
  doubtful accounts of $10,000 in 1996                      _           173,415
Other assets                                                _           193,397
   Total Assets                                    $1,969,766       $15,584,407

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses            $1,296,375        $1,745,745
  Management fee payable                                    _         1,445,685
  Distribution payable                                      _        10,333,264
  Income taxes payable                                      _           624,065
        Total Liabilities                           1,296,375        14,148,759

Minority interest                                      37,741           584,313
Partners' Capital:
  General Partners                                     25,426            34,053
  Limited Partners (32,722 units outstanding)         603,868           808,769
  Special Limited Partner                               6,356             8,513
        Total Partners' Capital                       635,650           851,335
        Total Liabilities and Partners' Capital    $1,969,766       $15,584,407






Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1997
                                                             Special
                                    General      Limited     Limited
                                   Partners     Partners     Partner      Total
Balance at December 31, 1996       $ 34,053     $808,769    $  8,513   $851,335
Net Loss                             (8,627)    (204,901)     (2,157)  (215,685)
Balance at September 30, 1997      $ 25,426     $603,868    $  6,356   $635,650





Consolidated Statements of Operations
                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                       1997         1996       1997        1996
Income
Rental                             $      _   $1,088,745  $       _  $3,545,509
Interest                             25,377       36,148    186,679      65,920
Other                                    15        5,000      5,647      15,120
  Total Income                       25,392    1,129,893    192,326   3,626,549

Expenses
Rental                                    _      265,009          _     880,019
General, selling and administrative  81,512      656,952    702,883   1,500,724
Depreciation and amortization             _      509,482          _   1,074,056
Interest                                  _       15,444          _     175,996
Management fee                            _       85,691          _     376,965
  Total Expenses                     81,512    1,532,578    702,883   4,007,760

Loss from Operations                (56,120)    (402,685)  (510,557)   (381,211)

Other Income
Gain on sale of equipment                 _    1,033,970          _   4,741,653
Gain on extinguishment of debt            _      130,144          _     130,144
  Total Other Income                      _    1,164,114          _   4,871,797

Net Income (Loss) before Minority
Interest and Provision
for Income Taxes                    (56,120)     761,429   (510,557)  4,490,586
Minority Interest                   (17,590)     319,746    (84,609)    300,435
Income (Loss) before Provision
for Income Taxes                    (73,710)   1,081,175   (595,166)  4,791,021
Provision for Income Taxes           40,422      181,330    379,481    (167,087)
  Net Income (Loss)                $(33,288)  $1,262,505  $(215,685) $4,623,934

Net Income (Loss) Allocated:
To the General Partners             $(1,331)    $ 50,501    $(8,627)   $583,648
To the Limited Partners             (31,624)   1,199,379   (204,901)  3,998,199
To the Special Limited Partner         (333)      12,625     (2,157)     42,087
                                   $(33,288)  $1,262,505  $(215,685) $4,623,934
Per limited partnership unit
(32,722 outstanding)                 $ (.97)     $ 36.66    $ (6.26)   $ 122.19








Consolidated Statements of Cash Flows
For the nine months ended September 30,                       1997         1996

Cash Flows From Operating Activities
Net Income (Loss)                                      $  (215,685)  $4,623,934
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
   Gain on sale of equipment                                     _   (4,741,653)
   Gain on extinguishment of debt                                _     (130,144)
   Minority interest                                        84,609     (300,435)
   Depreciation and Amortization                                 _    1,074,056

Increase (decrease) in cash arising from
changes in operating assets and liabilities:
    Accounts receivable, net                               173,415        3,867
    Other assets                                           193,397      (98,390)
    Accounts payable and accrued expenses                 (449,370)    (181,565)
    Management fee payable                              (1,445,685)     133,667
    Income taxes payable                                  (624,065)     167,087
     Due to affiliates                                           _       44,290
Net cash provided by (used for) operating activities    (2,283,384)     594,714

Cash Flows From Investing Activities
   Proceeds from sale of equipment                               _    5,772,000
Net cash provided by investing activities                        _    5,772,000
Cash Flows From Financing Activities
   Proceeds from long-term debt                                  _      249,247
   Principal payments on long-term debt                          _   (4,472,655)
   Distributions paid to minority interest                (631,181)           _
   Distributions paid to partners                      (10,333,264)           _
Net cash used for financing activities                 (10,964,445)  (4,223,408)

Net increase (decrease) in cash and cash equivalents   (13,247,829)   2,143,306
Cash and cash equivalents, beginning of period          15,217,595    1,118,831
Cash and cash equivalents, end of period              $  1,969,766   $3,262,137

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                  $      _     $175,996









Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1996 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of changes in partners' capital for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, and material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of Equipment Asset Recovery Fund, L.P. (the "Partnership"), in the 151st judicial District Court for Harris County, Houston, Texas against Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Partnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal Defendant) (collectively, the "Defendants"). The petition purports to bring a suit for breach of fiduciary duty and breach of contract with respect to the management and sale of the construction crane fleet and related equipment. The Plaintiff has requested that the court enter a judgment against the Defendants, jointly and severally, (i) declaring a proper class action; (ii) awarding unspecified compensatory damages, plus interest, expenses and attorneys fees and (iii) awarding punitive and exemplary damages. The Defendants believe the allegations in this complaint are without merit and intend to defend the action vigorously.




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

At September 30, 1997, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,969,766 compared to $15,217,595 at December 31, 1996. The decrease is primarily due to the payment of cash distributions and the absence of cash flow from operations due to the Liquidating Sale. On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. As a result, distribution payable decreased from $10,333,264 at December 31, 1996 to $0 at September 30, 1997. Such
distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts receivable decreased from $173,415 at December 31, 1996 to $0 at September 30, 1997 primarily due to absence of receivables at September 30, 1997 resulting from the Liquidating Sale.

Other assets decreased from $193,397 at December 31, 1996 to $0 at September 30, 1997 due to the reimbursement of overpaid closing costs, held in escrow, from the Liquidating Sale during the first quarter of 1997.

Accounts payable and accrued expenses decreased from $1,745,745 at December 31, 1996 to $1,296,375 at September 30, 1997 due to the payment of 1996 operating expenses.

Management fee payable decreased from $1,445,685 at December 31, 1996 to $0 at September 30, 1997 reflecting the payment during the first quarter of 1997 of deferred management fees and property disposition fees.

Income taxes payable decreased from $624,065 at December 31, 1996 to $0 at September 30, 1997. The decrease is primarily due to the payment of federal income taxes during the first quarter of 1997.

Results of Operations
For the three and nine months ended September 30, 1997, the Partnership generated losses from operations of $56,120 and $510,557, respectively, in comparison to $402,685 and $381,211 for the corresponding periods in 1996. The decreased loss from operations during the three-month period is primarily attributable to a decrease in total expenses incurred by the Partnership during the 1997 period, partially offset by the absence of rental income, as a result of the Liquidating Sale. The increase in loss from operations during the nine-month period is primarily due to the absence of rental revenue, partially offset by a decrease in total expenses in the 1997 period, as a result of the Liquidating Sale.

Rental income decreased to $0 for the three and nine months ended September 30, 1997 respectively, compared to $1,088,745 and $3,545,509 for the three and nine months ended September 30, 1996, reflecting the absence of rental revenue in the 1997 periods as a result of the Liquidating Sale.

Interest income for the three months ended September 30, 1997 totaled $25,377 and $186,679, respectively, compared to $36,148 and $65,920 for the corresponding periods in 1996. The decrease for the three-month period is primarily due to the Partnership maintaining a lower average cash balance during the third quarter of 1997. The increase for the nine-month period is primarily due to the Partnership's higher average cash balances during the first nine months of 1997 as a result of the proceeds from the Liquidating Sale.

As a result of the Liquidating Sale, rental expenses, depreciation and amortization, interest expense and management fee expense decreased from their respective balances for the three- and nine-month periods ended September 30, 1996 to $0 during the same periods in 1997.

General, selling and administrative expenses decreased to $81,512 and $702,883 for the three and nine months ended September 30, 1997 from $656,952 and $1,500,724 for the same periods in 1996. The decreases for both periods are primarily attributable to the wind down of Partnership operations subsequent to the Liquidating Sale.


Part II   Other Information

Item 1 On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of Equipment Asset Recovery Fund, L.P. (the "Partnership"), in the 151st judicial District Court for Harris County, Houston, Texas against Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Partnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal Defendant) (collectively, the "Defendants"). The petition purports to bring a suit for breach of fiduciary duty and breach of contract with respect to the management and sale of the construction crane fleet and related equipment. The Plaintiff has requested that the court enter a judgment against the Defendants, jointly and severally, (i) declaring a proper class action; (ii) awarding unspecified compensatory damages, plus interest, expenses and attorneys fees and (iii) awarding punitive and exemplary damages. The Defendants believe the allegations in this complaint are without merit and intend to defend the action vigorously.

Items 2-5 Not applicable

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -  None

           (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.







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



                            EQUIPMENT ASSET RECOVERY FUND, L.P.

                            BY:  EQUIPMENT MANAGEMENT INC.
                                 General Partner



Date:  November 13, 1997    BY:  /s/  Jeffrey Carter
                                 President, Chief Financial Officer



Date:  November 13, 1997    BY:  /s/  Moshe Braver
                                 Vice President & Director