Form 10-K
period 1997-12-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1998-03-31
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
                                    or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                    Commission file number:  0-13532
                    EQUIPMENT ASSET RECOVERY FUND, L.P.
          Exact name of registrant as specified in its charter

              Texas                     11-2661586
State or other jurisdiction of          I.R.S. Employer Identification
No.
incorporation or organization

Attn:  Andre Anderson
3 World Financial Center, 29th Floor,   10285-2900
New York, New York                      Zip Code
Address of principal executive offices

Registrant's telephone number, including area code:  (212) 526-3237

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

                         Yes  X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
No market for the limited partnership interests exists and therefore a market value for the interests cannot be determined.
Documents Incorporated by Reference:
Portions of the Registrant's Prospectus dated February 2, 1984 filed pursuant to rule 424(b) are incorporated by reference in PART I of this report.
Annual Report to Unitholders for the year ended December 31, 1997 is incorporated by reference in PARTS I, II, III and IV of this report.
                                 PART I
Item 1.  Business
a. General Development of Business
Equipment Asset Recovery Fund, L.P. (the "Partnership") (formerly Hutton Asset Recovery Fund), a Texas limited partnership, was formed to engage in the business of acquiring various types of distressed assets in the energy and construction industries, either directly or through partnerships, joint ventures or other forms of indirect ownership, operating such assets under management agreements with experienced operators (who may be affiliated with the General Partners) or leasing such assets to users, and ultimately selling such assets. The general partners of the Partnership are Equipment Management, Inc. ("EMI") (formerly Hutton Equipment Management, Inc.), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman") (formerly Shearson Lehman Brothers Inc.) and Mr. Steven A. Webster (together, the "General Partners") (see Item 10).

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

Investments
The Partnership used the net proceeds of the public offering to acquire three types of assets. The Partnership purchased (i) four land drilling rigs, (ii) an interest in a Texas partnership, GCH Venture ("GCH"), that purchased five barge drilling rigs, nine crew boats and related property, and (iii) ten construction cranes and an interest in a joint venture, DSC Venture ("DSC"), which owned 49 cranes and related equipment and rented those cranes, the cranes owned by the Partnership, and cranes owned by third parties. Due primarily to the severe decline in the oil and gas drilling industry that occurred in 1986, after the purchase of assets in that industry, all of the Partnership's assets in the oil and gas industry were either foreclosed on or sold at a loss. During 1991, the Partnership received the final payments it was owed by Falcon Drilling Inc. ("Falcon") from the disposition of its interest in GCH.

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

Liquidating Sale
On November 27, 1996, the Partnership, DSC and SFN executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. A detailed discussion of the Liquidating Sale is contained in Item 2. "Properties", and Note 1 and Note 6 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under
Item 14. As a result of the Liquidating Sale, the General Partners are in the process of liquidating the Partnership. SFN was liquidated in January 1997.

Structure of DSC
Effective October 1, 1984, the Partnership purchased ten Manitowoc crawler type cranes (the "EARF Cranes") from Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott"). One EARF crane was subsequently sold. The Partnership leased the EARF Cranes to DSC, a joint venture formed by the Partnership and Dayton-Scott, with each having an equal interest. DSC was formed to operate (i) the EARF Cranes, (ii) forty-nine cranes and seven pieces of related equipment consisting of Towers and Ringers (the "Venture Cranes") contributed by Dayton-Scott to DSC, and (iii) the five cranes, one Tower and one Ringer owned by SFN Corporation (the "SFN Cranes") (the EARF Cranes, the Venture Cranes and the SFN Cranes, together with all related Towers, Ringers and equipment are referred to herein as the "Fleet"). A discussion of the acquisition of the Fleet is incorporated by reference to Notes 4, 5 and 6 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14. Dayton-Scott no longer holds an ownership interest in DSC (please see the reference in Note 4 to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14).

The cranes and related equipment owned and managed by DSC were in turn managed and operated by Dayton-Scott Equipment Company ("DSEC") pursuant to a management agreement between DSC and DSEC dated January 1, 1990, as last amended on November 27, 1996. DSEC had managed the cranes since their acquisition by Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott") in early 1982 until disposition of the Fleet on November 27, 1996. The management agreement provided for the reimbursement by DSC of all expenses related to the operation of the cranes and related equipment, including salaries of DSEC's employees. The agreement also provided for incentive compensation to DSEC and for a sales commission to be paid to DSEC upon the sale of certain cranes. DSEC earned sales commissions of $23,875 from the sale of three cranes during 1994, $40,783 from the sale of three cranes during 1995 and $558,772 from the sale of the remaining assets in the Fleet during 1996.
For the years ended December 31, 1996 and 1995, an incentive management fee of $221,513 and $55,177, respectively, was earned by DSEC. Due to the Liquidating Sale, no incentive management fee was earned for the year ended December 31, 1997. Additionally, DSEC was paid severance/termination fees of $1,000,000 for the year ended December 31, 1996.
DSC's Debt to SFN
Effective April 30, 1992, SFN acquired all of the secured indebtedness of DSC from Security Pacific (the "Security Pacific Debt") which had an aggregate outstanding balance of principal and interest as of April 28, 1992 of $11,968,171 (represented by four separate promissory notes). In connection with the acquisition of the Security Pacific Debt by SFN, Security Pacific conveyed the following assets to SFN: (i) six cranes, one Ringer, and one Tower (the "Security Pacific Equipment") previously owned by Security Pacific and leased to DSC pursuant to an equipment lease (the "Security Pacific Lease"), and (ii) the rights and obligations of Security Pacific under a Net Profits Agreement ("Profits Agreement") previously entered into by and among DSC, Security Pacific, and the Partnership. The Security Pacific Debt, the Security Pacific Equipment, the Security Pacific Lease, and the Profits Agreement are collectively referred to as the "Security Pacific Assets." On August 26, 1993, a SFN-owned crane was sold pursuant to the terms of SFN's agreement with Security Pacific to acquire the debt. A second SFN-owned crane was sold on May 15, 1995 pursuant to the terms of SFN's agreement to acquire the debt. A discussion of DSC's debt refinancing is incorporated by reference to Notes 5 and 7 of the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

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

As a result of the Liquidating Sale, as of December 31, 1997, the Partnership, DSC and SFN owned no assets other than cash and the General Partners are in the process of liquidating the Partnership.


Item 3.  Legal Proceedings

Incorporated by reference to Note 9 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of the Partnership during the quarter ended December 31, 1997, through the solicitation of proxies or otherwise.


                               PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters.
The Units are not traded on any market, and it is not contemplated that any public trading for the Units will develop. As of December 31, 1997, the number of Limited Partners was 1,839.
The Partnership did not make cash distributions to Limited Partners during 1996. On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations through dissolution following which any remaining cash will be distributed to the partners upon liquidation.


Item 6.  Selected Financial Data.
The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14. Financial Highlights
(in thousands except per Unit data)

                                1997     1996     1995    1994     1993
   Rental Revenues             $    -   $ 4,239  $ 4,562 $  4,818 $  4,936
   Gain on Sale of Equipment        -    16,218      918      516      246
   Net Income (Loss)             (547)   11,600      354      255     (101)
   Net Income (Loss) per Unit  (15.87)   324.72        -     (.46)   (9.88)
   Total Assets                 1,910    15,584    8,422   10,534   11,953
   Loans Payable                    -         -    4,453    7,047    9,101
 Cash Distributions per Unit      -    300.00(a)     -        -        -

   (a)Paid on March 6, 1997 to Unitholders of record as of November 27, 1996. Reflects 1996 equipment sale activity including the November 1996 Liquidating Sale. Please refer to Note 6 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. A discussion of the terms and conditions of the Liquidating Sale is contained in Note 1 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14. As a result of the Liquidating Sale, the General Partners are in the process of dissolving the Partnership.

On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of the Partnership, in the 151st judicial District Court for Harris County, Houston, Texas against Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation which was owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Partnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal Defendant) (collectively, the "Defendants"). The petition purports to bring a suit for breach of fiduciary duty and breach of contract with respect to the management and sale of the construction crane fleet and related equipment. The Plaintiff has requested that the court enter a judgment against the Defendants, jointly and severally, (i) declaring a proper class action; (ii) awarding unspecified compensatory damages, plus interest, expenses and attorneys fees and (iii) awarding punitive and exemplary damages. The Defendants believe the allegations in this complaint are without merit and intend to defend the action vigorously.

At December 31, 1997, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,909,899 compared to $15,217,595 at December 31, 1996. The decrease is primarily due to the payment of cash distributions and to the Liquidating Sale, when operations ceased. On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. As a result, distribution payable decreased from $10,333,264 at December 31, 1996 to $0 at December 31, 1997. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations, which include legal fees from the purported class action lawsuit, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts receivable decreased from $173,415 at December 31, 1996 to $0 at December 31, 1997 due to the receipt of payment for all receivables accrued prior to the Liquidating Sale.

Other assets decreased from $193,397 at December 31, 1996 to $0 at December 31, 1997 due to the reimbursement during the first quarter of 1997 of closing costs, held in escrow, from the Liquidating Sale.

Accounts payable and accrued expenses decreased from $1,745,745 at December 31, 1996 to $1,605,246 at December 31, 1997. The change is due to differences in the timing of payments, primarily the payment of 1996 operating expenses offset by the accrual of liquidating expenses during 1997.

Management fee payable decreased from $1,445,685 at December 31, 1996 to $0 at December 31, 1997 reflecting the payment during the first quarter of 1997 of deferred management fees and property disposition fees.

Income taxes payable decreased from $624,065 at December 31, 1996 to $0 at December 31, 1997. The decrease is primarily due to the payment of federal income taxes during the first quarter of 1997.

Results of Operations

1997 vs. 1996
For the year ended December 31, 1997, the Partnership generated a net loss of $546,682, compared to net income of $11,599,902 for the year ended December 31, 1996. The change is primarily due to a $16,217,725 gain recognized on the sale of twelve cranes and two pieces of related equipment during the first nine months of 1996 and Liquidating Sale in November 1996. Excluding the gains recognized on the sale of equipment, the Partnership generated losses from operations, before provision for income taxes and minority interest, of $433,295 and $3,204,434 for 1997 and 1996, respectively. The decreased loss from operations during 1997 is primarily attributable to the absence of operating activity, and particularly by a decrease in total expenses in the 1997 period, as a result of the Liquidating Sale.

Rental income decreased to $0 for the year ended December 31, 1997, compared to $4,239,442 for the year ended December 31, 1996, reflecting the absence of rental revenue in 1997 as a result of the Liquidating Sale.

Interest income for the year ended December 31, 1997 totaled $213,557, compared to $123,965 for the year ended December 31, 1996. The increase is primarily due to the Partnership maintaining a higher average cash balance during 1997 as a result of the proceeds from the Liquidating Sale.

As a result of the Liquidating Sale, rental expenses, depreciation and amortization, interest expense and management fee expense decreased from their respective balances for the year ended December 31, 1996 to $0 during the same periods in 1997.

General, selling and administrative expenses decreased to $652,514 for the year ended December 31, 1997 from $4,118,219 for the year ended December 31, 1996. The decrease is primarily attributable to the wind down of Partnership operations subsequent to the Liquidating Sale.

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

Steven A. Webster, 46, currently serves as President and Chief Executive Officer of R & B Falcon Corporation, a publicly-held offshore drilling contractor, of which he is also a director. Mr. Webster serves as a director of the following publicly-held companies: Crown Resources Corporation, a precious metals mining concern; Grey Wolf, Inc., a land drilling contractor; Geokinetics, Inc., a seismic acquisition company; and Ponder Industries, Inc., an oil field service company.

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

The directors and executive officers of EMI are as follows:

    Name              Office
    Jeffrey Carter    Director, President and Chief Financial Officer
    Moshe Braver      Vice President and Director

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Moshe Braver, 44, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Certain Matters Involving Affiliates of EMI
On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Equipment Management, Inc. general partner changed its name to Equipment Management, Inc. on January 13, 1994 and the name of the Partnership was changed to Equipment Asset Recovery Fund, L.P. on October 29, 1993 to delete any reference to "Hutton."


Item 11.  Executive Compensation.

The Partnership does not pay the officers or directors of EMI any remuneration. In addition, EMI does not pay any remuneration to any of its officers or directors, all of whom receive salaries from an affiliate of EMI. Reference is made to Note 3 to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14, for a discussion of the allocations of Partnership income, losses, distributions and gains from the disposition of assets.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.
No person was known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership.

(b)  Security Ownership of Management.
The General Partners do not own any Units, and no officer or director of EMI owns any Units.

(c)  Changes in Control.
None.

Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to receive annual Management Fees equal to the greater of $120,000 or 5% of the gross revenues from the operation of the assets owned directly or indirectly by the Partnership. During fiscal 1997 and 1996, the General Partners earned $0 and $209,802, respectively, in Management Fees. The General Partners are also entitled to a disposition fee equal to 2% of the gross proceeds from the sale of the Partnership's assets. During 1997 and 1996, the General Partners earned disposition fees totaling $0 and $516,294. During the second quarter of 1985, the General Partners elected to defer the payment of all Management Fees, other than the $10,000 per month payable to San Felipe Resources Company, a partnership owned primarily for the benefit of Mr. Webster, until the cash flow of the Partnership improved. In June 1986, the amount of fees paid currently to San Felipe Resources Company was further reduced to $5,000 per month. (See Note 8 to the Consolidated Financial Statements contained herein at Item 14 for additional details.)

The Partnership also received $459,000 in management fees from SFN during 1997. In addition, the Partnership received liquidating distributions of approximately $742,138 from SFN in 1997. (See Note 5 to the Consolidated Financial Statements contained herein at Item 14 for additional details.)

On November 20, 1996, the Partnership paid EMI deferred management fees of $1,331,742. Subsequent to December 31, 1996, the Partnership paid San Felipe Resources (for the benefit of Mr. Webster) $948,197 and EMI $275,974 for deferred management fees and the accrued disposition fee.
Under the terms of the management contract between the Partnership and the General Partners, the General Partners and their affiliates are entitled to reimbursements by the Partnership for certain costs and expenses described therein relating to certain administrative and other services and goods provided. First Data Investor Services Group, formerly The Shareholder Services Group, provides accounting and investor relations services for the Partnership. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form
8-K.

(a) (1)               Financial Statements and Notes.
                                                                Page
       Independent Auditors' Report
            Arthur Andersen LLP                                 (1)
      Consolidated Balance Sheets - December 31, 1997 and 1996 (1)
       Consolidated Statements of Operations - For the
        years ended
        December 31, 1997, 1996 and 1995                        (1)

       Consolidated Statements of Partners' Capital (Deficit) -
        For the years ended
        December 31, 1997, 1996 and 1995                        (1)

       Consolidated Statements of Cash Flows -
        For the years ended
        December 31, 1997, 1996 and 1995                        (1)

       Notes to the Consolidated Financial Statements           (1)

          (1) Incorporated by reference to the Partnership's
          Annual Report to Unitholders for
          the year ended December 31, 1997.

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


Exhibit No.      Description


       3.1 Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 2-87488 is incorporated herein by reference).


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

      13.1     Annual Report to Unitholders for the year ended December 31,
      1997.

     22.1 Subsidiaries of the Registrant: DSC Venture, a Texas joint venture and SFN Corporation, a Delaware Corporation (previously filed).
27.1  Financial Data Schedule.
      28.1 Portions of prospectus of Registrant dated February 2, 1984 (incorporated by reference).

      99.1 Asset Purchase & Sale Agreement dated November 20, 1996, and accompanying exhibits, by and among Neil F. Lampson, Inc. as buyer and DSC, EARF and SFN as Sellers (incorporated by reference to the
       Partnership's Annual Report to Unitholders for the year ended December 31, 1996).
  (b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1997:
        No reports on Form 8-K were filed during the quarter for which this report was filed.
                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 30, 1998

                         EQUIPMENT ASSET RECOVERY FUND

                         BY:  Equipment Management, Inc.
                           General Partner




                         BY:    /s/ Jeffrey C. Carter
                         Name:  Jeffrey C. Carter Title:
                         President, Director and
                                Chief Financial Officer


                         BY:    /s/Steven A. Webster
                         Name:  Steven A. Webster General
                                Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                         EQUIPMENT MANAGEMENT, INC.
                         A General Partner


Date:  March 30, 1998

                         BY:    /s/Jeffrey C. Carter
                         Name:  Jeffrey C. Carter Title:
                         President, Director and
                                Chief Financial Officer

Date:  March 30, 1998

                         BY:    /s/Moshe Braver
                         Name:  Moshe Braver Title:
                         Vice President and
                                Director