Form 10-Q
period 1998-03-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1998-05-15
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

            or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13532


                      EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact Name of Registrant as Specified in its Charter



            Texas                                       11-2661586
State or Other Jurisdiction of
Incorporation or Organization I.R.S.            Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                    10285-2900
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




Consolidated Balance Sheets                    At March 31,   At December 31,
                                                      1998              1997
Assets

Cash and cash equivalents                      $ 1,803,279       $ 1,909,899

     Total Assets                              $ 1,803,279       $ 1,909,899

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses        $ 1,588,846       $ 1,605,246

     Total Liabilities                           1,588,846         1,605,246

Partners' Capital:
  General Partners                                   8,577            12,186
  Limited Partners                                 203,712           289,421
  Special Limited Partner                            2,144             3,046

     Total Partners' Capital                       214,433           304,653

     Total Liabilities and Partners' Capital   $ 1,803,279       $ 1,909,899





Consolidated Statement of Partners' Capital
For the three months ended March 31, 1998
                                                          Special
                                    General     Limited   Limited
                                   Partners    Partners   Partner       Total
Balance at December 31, 1997       $ 12,186   $ 289,421   $ 3,046   $ 304,653
Net Loss                             (3,609)    (85,709)     (902)    (90,220)

Balance at March 31, 1998           $ 8,577   $ 203,712   $ 2,144   $ 214,433



Consolidated Statements of Operations
For the three months ended March 31,                   1998             1997

Income

Interest income                                    $  25,159      $  135,160
Other income                                               _           5,522

     Total Income                                     25,159         140,682

Expenses
General, selling and administrative                  115,379         521,312

     Total Expenses                                  115,379         521,312

Loss from Operations                                 (90,220)       (380,630)

Net Loss before Minority Interest
  and Benefit for Income Taxes                       (90,220)       (380,630)
Minority Interest                                          _         277,970

Loss before Benefit for Income Taxes                 (90,220)       (102,660)
Provision for Income Taxes                                 _         339,059

     Net Income (Loss)                             $ (90,220)     $  236,399

Net Income (Loss) Allocated:
To the General Partners                            $  (3,609)     $    9,456
To the Limited Partners                              (85,709)        224,579
To the Special Limited Partner                          (902)          2,364

                                                   $ (90,220)     $  236,399
Per limited partnership unit
(32,722 outstanding)                                 $ (2.76)         $ 6.86



Consolidated Statements of Cash Flows
For the three months ended March 31,                    1998            1997

Cash Flows From Operating Activities

Net Income (Loss)                                $   (90,220)    $   236,399
Adjustments to reconcile net income (loss) to
net cash used for operating activities:
  Minority interest                                        _        (713,151)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Accounts receivable, net                              _         134,117
     Income taxes receivable                               _        (330,514)
     Other assets                                          _         193,397
     Accounts payable and accrued expenses           (16,400)       (462,832)
     Management fee payable                                _      (1,445,685)
     Income taxes payable                                  _        (584,860)

Net cash used for operating activities              (106,620)     (2,973,129)

Cash Flows From Financing Activities
  Distributions paid to partners                           _     (10,333,264)

Net cash used for financing activities                     _     (10,333,264)

Net decrease in cash and cash equivalents           (106,620)    (13,306,393)

Cash and cash equivalents, beginning of period     1,909,899      15,217,595

Cash and cash equivalents, end of period         $ 1,803,279     $ 1,911,202




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1997 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of changes in partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part 1. Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. Reference is made to the Partnership's 1996 annual report on Form 10-K for a discussion of the terms and conditions of the Liquidating Sale. As a result of the Liquidating Sale, the General Partners are in the process of dissolving the Partnership. However, the Partnership will not be dissolved prior to the resolution of the pending class action suit. A detailed discussion of this litigation is contained in Part II, Item 1 contained herein.

At March 31, 1998, the Partnership and its consolidated venture and subsidiary's cash and cash equivalents balance totaled $1,803,279 compared to $1,909,899 at December 31, 1997. The decrease primarily is due to the payment of accrued expenses for 1997, continuing general and administrative expenses for 1998 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserve will first be used to provide for the Partnership's remaining liabilities and obligations, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses decreased from $1,605,246 at December 31, 1997 to $1,588,846 at March 31, 1998. The change is due to differences in the timing of payments, primarily for audit and legal expenses.

Results of Operations

For the three-month period ended March 31, 1998, the Partnership generated a net loss of $90,220 compared to net income of $236,399 for the corresponding period in 1997. The change from net income to net loss is primarily due to the benefit for income taxes of $339,059 and minority interest of $277,970 for the 1997 period. Excluding the benefit for income taxes and minority interest, the Partnership generated a loss from operations of $380,630 for the three-month period ended March 31, 1997. The decreased loss from operations primarily is attributable to the absence of operating activity, and particularly a decrease in general, selling and administrative expenses for the 1998 period, as a result of the Liquidating Sale.

Interest income for the three-month period ended March 31, 1998 was $25,159, compared to $135,160 for the corresponding period in 1997, down primarily due to the Partnership maintaining a lower average cash balance during the 1998 period as a result of the pending termination of the Partnership. Other income was $0 for the three-month period ended March 31, 1998 compared to $5,522 for the corresponding period in 1997, due to management fees no longer being earned during the 1998 period.

General, selling and administrative expenses for the three-month period ended March 31, 1998 were $115,379, compared to $521,312 for the corresponding period in 1997. The decrease primarily is due to the absence of operating expenses during the 1998 period due to the Liquidating Sale.



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

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits - None

               (27)  Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.




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



                         EQUIPMENT ASSET RECOVERY FUND, L.P.

                         BY: EQUIPMENT MANAGEMENT INC.
                             General Partner



Date: May 15, 1998       BY:  /s/ Jeffrey C. Carter
                              President, Director and
                              Chief Financial Officer