Form 10-Q
period 1998-06-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1998-08-14
CIK 731717

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____


Consolidated Balance Sheets                      At June 30,  At December 31,
                                                       1998             1997
Assets

Cash and cash equivalents                       $ 1,783,947      $ 1,909,899

     Total Assets                               $ 1,783,947      $ 1,909,899

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $ 1,641,495      $ 1,605,246

     Total Liabilities                            1,641,495        1,605,246

Partners' Capital:
  General Partners                                    5,698           12,186
  Limited Partners                                  135,330          289,421
  Special Limited Partner                             1,424            3,046

     Total Partners' Capital                        142,452          304,653

     Total Liabilities and Partners' Capital    $ 1,783,947      $ 1,909,899




Consolidated Statement of Partners' Capital
For the six months ended June 30, 1998
                                                         Special
                                   General     Limited   Limited
                                  Partners    Partners   Partner       Total
Balance at December 31, 1997      $ 12,186   $ 289,421   $ 3,046   $ 304,653
Net Loss                            (6,488)   (154,091)   (1,622)   (162,201)

Balance at June 30, 1998          $  5,698   $ 135,330   $ 1,424   $ 142,452




Consolidated Statements of Operations
                                  Three months ended        Six months ended
                                       June 30,                  June 30,
                                  1998         1997         1998         1997
Income
Interest                      $ 79,523    $  26,142    $ 104,682    $ 161,302
Other                                0          110            0        5,632

     Total Income               79,523       26,252      104,682      166,934

Expenses
General and administrative     151,504      100,059      266,883      621,371

     Total Expenses            151,504      100,059      266,883      621,371

Loss from Operations           (71,981)     (73,807)    (162,201)    (454,437)

Net Loss before Minority Interest
 and Benefit for Income Taxes  (71,981)     (73,807)    (162,201)    (454,437)
Minority Interest                    0     (344,989)           0      (67,019)
Loss before Benefit for
 Income Taxes                  (71,981)    (418,796)    (162,201)    (521,456)
Benefit for Income Taxes             0            0            0      339,059

     Net Loss                 $(71,981)   $(418,796)   $(162,201)   $(182,397)

Net Loss Allocated:
To the General Partners       $ (2,879)   $ (16,752)   $  (6,488)   $  (7,296)
To the Limited Partners        (68,382)    (397,856)    (154,091)    (173,277)
To the Special Limited Partner    (720)      (4,188)      (1,622)      (1,824)

                              $(71,981)   $(418,796)   $(162,201)   $(182,397)
Per limited partnership unit
(32,722 outstanding)            $(2.09)     $(12.16)      $(4.71)      $(5.30)



Consolidated Statements of Cash Flows
For the six months ended June 30,                     1998             1997

Cash Flows From Operating Activities
Net Loss                                        $ (162,201)      $ (182,397)
Adjustments to reconcile net income to net cash
used for operating activities:
  Minority interest                                      0           67,019
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts receivable, net                             0          173,415
    Other assets                                         0          193,397
    Accounts payable and accrued expenses           36,249         (501,929)
    Management fee payable                               0       (1,445,685)
    Income taxes payable                                 0         (624,065)

Net cash used for operating activities            (125,952)      (2,320,245)

Cash Flows From Financing Activities
  Distributions paid to minority interest                0         (630,582)
  Distributions paid to partners                         0      (10,333,264)

Net cash used for financing activities                   0      (10,963,846)

Net decrease in cash and cash equivalents         (125,952)     (13,284,091)

Cash and cash equivalents, beginning of period   1,909,899       15,217,595

Cash and cash equivalents, end of period        $1,783,947       $1,933,504




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1997 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and the statement of changes in partners' capital for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 1998, the Partnership's cash and cash equivalents balance totaled $1,783,947 compared to $1,909,899 at December 31, 1997. The decrease primarily is due to the payment of legal expenses associated with the litigation discussed above, continuing general and administrative expenses for 1998 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses increased from $1,605,246 at December 31, 1997 to $1,641,495 at June 30, 1998. The change is due to differences in the timing of payments, primarily for administrative, audit and legal expenses.

Results of Operations

For the three and six-month periods ended June 30, 1998, the Partnership generated net losses of $71,981 and $162,201, respectively, compared to net losses of $418,796 and $182,397, respectively, for the corresponding periods in 1997. The change for the three-month period primarily is due to minority interest expense of $344,989 for the 1997 period. The change for the six-month period primarily is due to the benefit for income taxes of $339,059 and minority interest expense of $67,019 for the 1997 period. Excluding the benefit for income taxes and minority interest, the Partnership generated losses from operations of $73,807 and $454,437 for the three and six-month periods ended June 30, 1997, respectively. The decreased loss from operations for the six-month period primarily is attributable to the absence of operating activity, and particularly a decrease in general, selling and administrative expenses for the 1998 period, as a result of the Liquidating Sale.

Interest income for the three and six-month periods ended June 30, 1998 was $79,523 and $104,682, respectively, compared to $26,142 and $161,302, respectively, for the corresponding periods in 1997. The changes primarily are due to the Partnership maintaining higher cash balances for the three-month period in 1998 and lower cash balances for the six-month period in 1998, due to the payment of a special cash distribution to partners in March 1997 representing the majority of the proceeds from the Liquidating Sale, and the pending termination of the Partnership. Other income was $0 for the three and six-month periods ended June 30, 1998 compared to $110 and $5,632, respectively, for the corresponding periods in 1997, down due to management fees no longer being earned during the 1998 periods.

General and administrative expenses for the three and six-month periods ended June 30, 1998 were $151,504 and $266,883, respectively, compared to $100,059 and $621,371, respectively, for the corresponding periods in 1997. The increase for the three-month period primarily is due to higher legal expenses relating to the litigation discussed above. The decrease for the six-month period primarily is due to the absence of operating expenses during the 1998 period due to the Liquidating Sale, partially offset by an increase in legal expenses relating to the litigation.


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

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits - None

               (27)  Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EQUIPMENT ASSET RECOVERY FUND, L.P.

                    BY:  EQUIPMENT MANAGEMENT INC.
                         General Partner



Date: August 13, 1998

                    BY:  /s/Michael T. Marron
                         President, Director and
                         Chief Financial Officer