Form 10-Q
period 1998-09-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1998-11-16
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998

                                       or

                  For the Transition period from _____ to _____

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

                                 Yes X   No ____

CONSOLIDATED BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                             ---------------    --------------
Assets
Cash and cash equivalents                         $1,661,983        $1,909,899
                                                  ----------        ----------
      Total Assets                                $1,661,983        $1,909,899
                                                  ==========        ==========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $1,597,550        $1,605,246
                                                  ----------        ----------
      Total Liabilities                            1,597,550         1,605,246
                                                  ----------        ----------
Partners' Capital:
  General Partners                                     2,577            12,186
  Limited Partners                                    61,212           289,421
  Special Limited Partner                                644             3,046
                                                  ----------        ----------
      Total Partners' Capital                         64,433           304,653
                                                  ----------        ----------
      Total Liabilities and Partners' Capital     $1,661,983        $1,909,899
                                                  ==========        ==========


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998
                                                          Special
                                  General      Limited    Limited
                                 Partners     Partners    Partner        Total
                                  -------    ---------    -------    ---------
Balance at December 31, 1997      $12,186    $ 289,421    $ 3,046    $ 304,653
Net Loss                           (9,609)    (228,209)    (2,402)    (240,220)
                                  -------    ---------    -------    ---------
Balance at September 30, 1998     $ 2,577    $  61,212    $   644    $  64,433
                                  =======    =========    =======    =========

CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three months ended         Nine months ended
                                        September 30,             September 30,
                                    1998        1997         1998         1997
                                --------    --------    ---------    ---------
Income
Interest                        $ 23,826    $ 25,377    $ 128,508    $ 186,679
Other                                 --          15           --        5,647
                                --------    --------    ---------    ---------
      Total Income                23,826      25,392      128,508      192,326
                                --------    --------    ---------    ---------
Expenses
General and administrative       101,845      81,512      368,728      702,883
                                --------    --------    ---------    ---------
      Total Expenses             101,845      81,512      368,728      702,883
                                --------    --------    ---------    ---------
Loss from Operations             (78,019)    (56,120)    (240,220)    (510,557)
                                --------    --------    ---------    ---------
Net Loss before Minority
  Interest and Benefit
  for Income Taxes               (78,019)    (56,120)    (240,220)    (510,557)
Minority Interest                     --     (17,590)          --      (84,609)
                                --------    --------    ---------    ---------
Loss before Benefit for
  Income Taxes                   (78,019)    (73,710)    (240,220)    (595,166)
Benefit for Income Taxes              --      40,422           --      379,481
                                --------    --------    ---------    ---------
      Net Loss                  $(78,019)   $(33,288)   $(240,220)   $(215,685)
                                ========    ========    =========    =========
Net Loss Allocated:
To the General Partners         $ (3,121)   $ (1,331)   $  (9,609)   $  (8,627)
To the Limited Partners          (74,118)    (31,624)    (228,209)    (204,901)
To the Special Limited
  Partner                           (780)       (333)      (2,402)      (2,157)
                                --------    --------    ---------    ---------
                                $(78,019)   $(33,288)   $(240,220)   $(215,685)
                                ========    ========    =========    =========
Per limited partnership unit
(32,722 outstanding)             $ (2.27)     $ (.97)     $ (6.97)     $ (6.26)
                                 -------      ------      -------      -------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                          1998            1997
                                                    ----------    ------------
Cash Flows From Operating Activities
Net Loss                                            $ (240,220)   $   (215,685)
Adjustments to reconcile net income to net cash
used for operating activities:
  Minority interest                                         --          84,609
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable, net                                --         173,415
    Other assets                                            --         193,397
    Accounts payable and accrued expenses               (7,696)       (449,370)
    Management fee payable                                  --      (1,445,685)
    Income taxes payable                                    --        (624,065)
                                                    ----------    ------------
Net cash used for operating activities                (247,916)     (2,283,384)
                                                    ----------    ------------
Cash Flows From Financing Activities
  Distributions paid to minority interest                   --        (631,181)
  Distributions paid to partners                            --     (10,333,264)
                                                    ----------    ------------
Net cash used for financing activities                      --     (10,964,445)
                                                    ----------    ------------
Net decrease in cash and cash equivalents             (247,916)    (13,247,829)

Cash and cash equivalents, beginning of period       1,909,899      15,217,595
                                                    ----------    ------------
Cash and cash equivalents, end of period            $1,661,983    $  1,969,766
                                                    ==========    ============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1997 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and the statement of changes in partners' capital for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Liquidity and Capital Resources

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million in cash. Reference is made to the Partnership's 1996 annual report on Form 10-K for a discussion of the terms and conditions of the Liquidating Sale. As a result of the Liquidating Sale, the General Partners are in the process of dissolving the Partnership. However, the Partnership will not be dissolved prior to the resolution of the pending class action suit. A detailed discussion of this litigation is contained in Part II, Item 1 contained herein.

At September 30, 1998, the Partnership's cash and cash equivalents balance totaled $1,661,983 compared to $1,909,899 at December 31, 1997. The decrease primarily is due to the payment of legal expenses associated with the litigation discussed above, continuing general and administrative expenses for 1998 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses decreased from $1,605,246 at December 31, 1997 to $1,597,550 at September 30, 1998. The change is due to differences in the timing of payments, primarily for administrative, audit and legal expenses.

Results of Operations

For the three and nine-month periods ended September 30, 1998, the Partnership generated net losses of $78,019 and $240,220, respectively, compared to net losses of $33,288 and $215,685, respectively, for the corresponding periods in 1997. The change for the three-month period primarily is due to minority interest expense of $17,590 for the 1997 period. The change for the nine-month period primarily is due to the benefit for income taxes of $379,481 and minority interest expense of $84,609 for the 1997 period. Excluding the benefit for income taxes and minority interest, the Partnership generated losses from operations of $56,120 and $510,557 for the three and nine-month periods ended September 30, 1997, respectively. The decreased loss from operations for the nine-month period primarily is attributable to the absence of operating activity, and particularly a decrease in general, selling and administrative expenses for the 1998 period, as a result of the Liquidating Sale.

Interest income for the three and nine-month periods ended September 30, 1998 was $23,826 and $128,508, respectively, compared to $25,377 and $186,679, respectively, for the corresponding periods in 1997. The changes primarily are due to the Partnership maintaining lower cash balances for the three-month and nine-month periods in 1998, due to the payment of a special cash distribution to partners in March 1997 representing the majority of the proceeds from the Liquidating Sale, and the pending termination of the Partnership. Other income was $-0- for the three and nine-month periods ended September 30, 1998 compared to $15 and $5,647, respectively, for the corresponding periods in 1997, down due to management fees no longer being earned during the 1998 periods.

General and administrative expenses for the three and nine-month periods ended September 30, 1998 were $101,845 and $368,728, respectively, compared to $81,512 and $702,883, respectively, for the corresponding periods in 1997. The increase for the three-month period primarily is due to higher legal expenses relating to the litigation discussed above. The decrease for the nine-month period primarily is due to the absence of operating expenses during the 1998 period due to the Liquidating Sale, partially offset by an increase in legal expenses relating to the litigation.


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

Items 2-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits - None.

                 (27)  Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                EQUIPMENT ASSET RECOVERY FUND, L.P.

                           BY:  EQUIPMENT MANAGEMENT INC.
                                General Partner



Date:  November 16, 1998        BY:  /s/Michael T. Marron
                                     --------------------
                                     Michael T. Marron
                                     President, Director and
                                     Chief Financial Officer