Form 10-K
period 1998-12-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 1999-03-26
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X             Annual Report Pursuant to Section 13 or 15(d) of
-----                 the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       OR

              Transition Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission file number: 0-13532
                                                 -------

                       EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact name of registrant as specified in its charter

           Texas                                          11-2661586
           -----                                          ----------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                        10285-2900
--------------------------------------                    ----------
Address of principal executive offices                     Zip code

Registrant's telephone number, including area code:  (212) 526-3183
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

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

Annual Report to Unitholders for the year ended December 31, 1998 is incorporated by reference in PARTS I, II, III and IV of this report.

                                     PART I

Item 1.  Business

a.  General Development of Business
    -------------------------------
Equipment Asset Recovery Fund, L.P. (the "Partnership") (formerly Hutton Asset Recovery Fund), a Texas limited partnership, was formed to engage in the business of acquiring various types of distressed assets in the energy and construction industries, either directly or through partnerships, joint ventures or other forms of indirect ownership, operating such assets under management agreements with experienced operators (who may be affiliated with the General Partners) or leasing such assets to users, and ultimately selling such assets. The general partners of the Partnership are Equipment Management, Inc. ("EMI") (formerly Hutton Equipment Management, Inc.), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman") (formerly Shearson Lehman Brothers Inc.) and Mr. Steven A. Webster (together, the "General Partners") (see Item
10).

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

b.  Financial Information About Industry Segments
    ---------------------------------------------
The Partnership's sole business was the acquisition, ownership and operation of such assets described above. All of the Partnership's revenues, operating profit or loss related solely to such industry segment.

c.  Narrative Description of Business
    ---------------------------------
The business of the Partnership was the acquisition of distressed assets, directly or indirectly, for the purpose of operating them, either directly or through partnerships or joint ventures in which the Partnership participated, under management agreements with experienced operators and ultimately selling such assets. Reference is made to the section captioned "Investment and Operating Objectives and Policies" contained on pages 18 through 24 of the Prospectus for a description of the Partnership's objectives and policies regarding the selection, operation, liquidation and financing of such assets, which pages are incorporated herein by reference thereto.

Investments
-----------
The Partnership used the net proceeds of the public offering to acquire three types of assets. The Partnership purchased (i) four land drilling rigs, (ii) an interest in a Texas partnership, GCH Venture ("GCH"), that purchased five barge drilling rigs, nine crew boats and related property, and (iii) ten construction cranes and an interest in a joint venture, DSC Venture ("DSC"), which owned 49 cranes and related equipment and rented those cranes, the cranes owned by the Partnership, and cranes owned by third parties. Due primarily to the severe decline in the oil and gas drilling industry that occurred in 1986, after the purchase of assets in that industry, all of the Partnership's assets in the oil and gas industry were either foreclosed on or sold at a loss. During 1991, the Partnership received the final payments it was owed by Falcon Drilling Inc. ("Falcon") from the disposition of its interest in GCH.

Investment in Construction Cranes
---------------------------------
As of December 31, 1995, the Partnership owned nine cranes outright, a ninety-nine percent interest in DSC, which owned forty-four cranes and related equipment, and a controlling interest in SFN Corporation ("SFN"), which owned four cranes and two pieces of related equipment. During the first nine months of 1996, DSC and SFN sold a total of 12 cranes and two pieces of related equipment for a total consideration of approximately $6,650,000.

Liquidating Sale
----------------
On November 27, 1996, the Partnership, DSC and SFN executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. A detailed discussion of the Liquidating Sale is contained in Item 2, "Properties," and Note 1 and Note 6 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14. As a result of the Liquidating Sale, the General Partners are in the process of liquidating the Partnership. However, the Partnership will not be dissolved prior to the resolution of the pending class action suit. A detailed discussion of this litigation is provided in Note 9 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14. herein. SFN was liquidated in January 1997.

Structure of DSC
----------------
Effective October 1, 1984, the Partnership purchased ten Manitowoc crawler type cranes (the "EARF Cranes") from Dayton-Scott Corporation, a Texas corporation ("Dayton-Scott"). One EARF crane was subsequently sold. The Partnership leased the EARF Cranes to DSC, a joint venture formed by the Partnership and Dayton-Scott, with each having an equal interest. DSC was formed to operate (i) the EARF Cranes, (ii) forty-nine cranes and seven pieces of related equipment consisting of Towers and Ringers (the "Venture Cranes") contributed by Dayton-Scott to DSC, and (iii) the five cranes, one Tower and one Ringer owned by SFN Corporation (the "SFN Cranes") (the EARF Cranes, the Venture Cranes and the SFN Cranes, together with all related Towers, Ringers and equipment are referred to herein as the "Fleet"). A discussion of the acquisition of the Fleet is incorporated by reference to Notes 4, 5 and 6 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under
Item 14. Dayton-Scott no longer holds an ownership interest in DSC (please see the reference in Note 4 to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14).

The cranes and related equipment owned by DSC were in turn managed and operated by Dayton-Scott Equipment Company ("DSEC") pursuant to a management agreement between DSC and DSEC dated January 1, 1990, as last amended on November 27, 1996. DSEC had managed the cranes since their acquisition by Dayton-Scott in early 1982 until disposition of the Fleet on November 27, 1996. The management agreement provided for the reimbursement by DSC of all expenses related to the operation of the cranes and related equipment, including salaries of DSEC's employees. The agreement also provided for incentive compensation to DSEC and for a sales commission to be paid to DSEC upon the sale of certain cranes. DSEC earned $558,772 in sales commission from the sale of the remaining assets in the Fleet in 1996. For the year ended December 31, 1996, an incentive management fee of $221,513 was earned by DSEC. Due to the Liquidating Sale, no incentive management fee was earned for the years ended December 31, 1997 and 1998. Additionally, DSEC was paid severance/termination fees of $1,000,000 for the year ended December 31, 1996.

DSC's Debt to SFN
-----------------
Effective April 30, 1992, SFN acquired all of the secured indebtedness of DSC from Security Pacific (the "Security Pacific Debt") which had an aggregate outstanding balance of principal and interest as of April 28, 1992 of $11,968,171 (represented by four separate promissory notes). In connection with the acquisition of the Security Pacific Debt by SFN, Security Pacific conveyed the following assets to SFN: (i) six cranes, one Ringer, and one Tower (the "Security Pacific Equipment") previously owned by Security Pacific and leased to DSC pursuant to an equipment lease (the "Security Pacific Lease"), and (ii) the rights and obligations of Security Pacific under a Net Profits Agreement ("Profits Agreement") previously entered into by and among DSC, Security Pacific, and the Partnership. The Security Pacific Debt, the Security Pacific Equipment, the Security Pacific Lease, and the Profits Agreement are collectively referred to as the "Security Pacific Assets." On August 26, 1993, a SFN-owned crane was sold pursuant to the terms of SFN's agreement with Security Pacific to acquire the debt. A second SFN-owned crane was sold on May 15, 1995 pursuant to the terms of SFN's agreement to acquire the debt. A discussion of DSC's debt refinancing is incorporated by reference to Notes 5 and 7 of the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under
Item 14.

Employees
---------
The Partnership has no employees. Certain administrative and managerial services are provided by the General Partners and certain affiliates.

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

As a result of the Liquidating Sale, as of December 31, 1998, the Partnership, DSC and SFN owned no assets other than cash and the General Partners are in the process of dissolving the Partnership. However, the Partnership will not be dissolved prior to the resolution of the pending class action suit. A detailed discussion of this litigation is provided in Note 9 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14. herein.


Item 3.  Legal Proceedings

Incorporated by reference to Note 9 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under
Item 14.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of the Partnership during the quarter ended December 31, 1998, through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for the Partnership's Limited Partnership
         Interests and Related Security Holder Matters.

The Units are not traded on any market, and it is not contemplated that any public trading for the Units will develop. As of December 31, 1998, the number of Limited Partners was 1,841.

On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. There were no distributions in 1997 or 1998. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations through dissolution following which any remaining cash will be distributed to the partners upon liquidation.


Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14.

5

Financial Highlights
(in thousands except per Unit data)
                                       1998        1997        1996         1995       1994
    ---------------------------------------------------------------------------------------
    Rental Revenues                 $    --    $     --    $  4,239      $ 4,562   $  4,818
    Gain on Sale of Equipment            --          --      16,218          918        516
    Net Income (Loss)                  (285)       (547)     11,600          354        255
    Net Income (Loss) per Unit        (8.28)     (15.87)     324.72           --       (.46)
    Total Assets                      1,586       1,910      15,584        8,422     10,534
    Loans Payable                        --          --          --        4,453      7,047
    Cash Distributions per Unit          --          --      300.00(a)        --         --
    ---------------------------------------------------------------------------------------

    (a) Paid on March 6, 1997 to Unitholders of record as of November 27, 1996.  Reflects
        1996 equipment sale activity including the November 1996 Liquidating Sale. Please refer to Note 6 of the Notes to the Consolidated Financial Statements.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. A discussion of the terms and conditions of the Liquidating Sale is contained in Note 1 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14. As a result of the Liquidating Sale, the General Partners are in the process of dissolving the Partnership. However, the Partnership will not be dissolved prior to the resolution of the pending class action suit. A detailed discussion of this litigation is provided in Note 9 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14 herein.

At December 31, 1998, the Partnership's cash and cash equivalents balance totaled $1,585,699 compared to $1,909,899 at December 31, 1997. The decrease primarily is due to the payment of legal expenses associated with the Partnership's pending class action suit, continuing general and administrative expenses for 1998 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses decreased from $1,605,246 at December 31, 1997 to $1,566,319 at December 31, 1998. The change is due to differences in the timing of payments, primarily for legal and other professional fees.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. As a result of the Liquidating Sale, the Partnership no longer has any equipment or debt, and its sole asset consists of cash and cash equivalents. Accordingly, the Partnership's interest risk exposure is limited to interest earned on the Partnership's cash and cash equivalents which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As noted above, all of the Partnership's properties have been sold and it is anticipated that the Partnership will dissolve prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are heavily reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations

1998 vs. 1997
-------------

For the year ended December 31, 1998, the Partnership generated a net loss of $285,273, compared to a net loss of $546,682 in fiscal 1997. The lower net loss in fiscal 1998 is primarily due to the minority interest expense of $492,868 for the 1997 period. Excluding the benefit for income taxes and minority interest, the Partnership generated losses from operations of $285,273 for the year ended December 31, 1998, and $433,295 in fiscal 1997. The decreased loss from operations in fiscal 1998 is attributable to a decrease in general, selling and administrative expenses in 1998, as a result of the Liquidating Sale.

Interest income for the year ended December 31, 1998 was $149,352, compared to $213,557 in fiscal 1997. The decrease is primarily due to the Partnership maintaining a lower average cash balance in 1998, due to the payment of a special cash distribution to partners in March 1997 representing the majority of the proceeds from the Liquidating Sale, and the pending termination of the Partnership. Other income was $-0- for the year ended December 31, 1998 compared to $5,662 in fiscal 1997, down due to management fees no longer being earned during 1998.

General and administrative expenses for the year ended December 31, 1998 totaled $434,625, compared to $652,514 in fiscal 1997. The decrease is primarily due to the absence of operating expenses during 1998 as a result of the Liquidating Sale, partially offset by an increase in legal expenses relating to the litigation, and other professional fees.

1997 vs. 1996
-------------
For the year ended December 31, 1997, the Partnership generated a net loss of $546,682, compared to net income of $11,599,902 for the year ended December 31, 1996. The change is primarily due to a $16,217,725 gain recognized on the sale of twelve cranes and two pieces of related equipment during the first nine months of 1996 and Liquidating Sale in November 1996. Excluding the gains recognized on the sale of equipment, the Partnership generated losses from operations, before provision for income taxes and minority interest, of $433,295 and $3,204,434 for 1997 and 1996, respectively. The decreased loss from operations during 1997 is primarily attributable to the absence of operating activity, and particularly by a decrease in total expenses in the 1997 period, as a result of the Liquidating Sale.

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

Steven A. Webster, 47, currently serves as President and Chief Executive Officer of R & B Falcon Corporation, a publicly-held offshore drilling contractor, of which he is also a director. Mr. Webster serves as a director of the following publicly-held companies: Crown Resources Corporation, a precious metals mining concern; Grey Wolf, Inc., a land drilling contractor; Geokinetics, Inc., a seismic acquisition company; and Ponder Industries, Inc., an oil field service company.

Officers and Directors of EMI
-----------------------------
Certain officers and directors of EMI are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. These partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and executive officers of EMI are as follows:

      Name                       Office
      ----                       ------
      Rocco F. Andriola          Director
      Michael T. Marron          Director, President and Chief Financial Officer
      William T. McDermott       Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.


Item 11.  Executive Compensation.

The Partnership does not pay the officers or directors of EMI any remuneration. In addition, EMI does not pay any remuneration to any of its officers or directors, all of whom receive salaries from an affiliate of EMI. Reference is made to Note 3 to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14, for a discussion of the allocations of Partnership income, losses, distributions and gains from the disposition of assets.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.
    ------------------------------------------------
No person was known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership.

(b) Security Ownership of Management.
    ---------------------------------
The General Partners do not own any Units, and no officer or director of EMI owns any Units.

(c) Changes in Control.
    -------------------
None.


Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to receive annual Management Fees equal to the greater of $120,000 or 5% of the gross revenues from the operation of the assets owned directly or indirectly by the Partnership. The General Partners are also entitled to a disposition fee equal to 2% of the gross proceeds from the sale of the Partnership's assets. During 1998 and 1997, the General Partners earned no Management Fees or disposition fees. During the second quarter of 1985, the General Partners elected to defer the payment of all Management Fees, other than the $10,000 per month payable to San Felipe Resources Company, a partnership owned primarily for the benefit of Mr. Webster, until the cash flow of the Partnership improved. In June 1986, the amount of fees paid currently to San Felipe Resources Company was further reduced to $5,000 per month.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  (1)  Financial Statements and Notes.
          -------------------------------
                                                                            Page
          Independent Auditors' Report
          Arthur Andersen LLP..............................................  (1)

          Consolidated Balance Sheets - December 31, 1998 and 1997.........  (1)

          Consolidated Statements of Operations - For the years ended
          December 31, 1998, 1997 and 1996.................................  (1)

          Consolidated Statements of Partners' Capital (Deficit) -
          For the years ended December 31, 1998, 1997 and 1996.............  (1)

          Consolidated Statements of Cash Flows - For the years ended
          December 31, 1998, 1997 and 1996.................................  (1)

          Notes to the Consolidated Financial Statements...................  (1)

          (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

(a)  (2)  Schedules
          ---------

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the financial statements and notes there to; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

     (3)  Exhibits
          --------

          The following exhibits are being filed as a part of this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
No.       Description
-------   -----------

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

Exhibit
No.       Description
-------   -----------

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

13.1      Annual Report to Unitholders for the year ended December 31, 1998.

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

(b)       Reports on Form 8-K filed in the fourth quarter of fiscal 1998:

          No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            EQUIPMENT ASSET RECOVERY FUND

                            BY: Equipment Management, Inc.
                                General Partner


Dated:  March 26, 1999
                                BY:    /s/ Michael T. Marron
                                       ---------------------
                                Name:  Michael T. Marron
                                Title: President, Director and
                                       Chief Financial Officer


                                BY:    /s/Steven A. Webster
                                       --------------------
                                Name:  Steven A. Webster
                                Title: General Partner

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                            EQUIPMENT MANAGEMENT, INC.
                            A General Partner


Date:  March 26, 1999
                            BY:    /s/Rocco F. Andriola
                                   --------------------
                            Name:  Rocco F. Andriola
                            Title: Director


Date:  March 26, 1999
                            BY:    /s/Michael T. Marron
                                   --------------------
                            Name:  Michael T. Marron
                            Title: President, Director and
                                   Chief Financial Officer


Date:  March 26, 1999
                            BY:    /s/William T. McDermott
                                   -----------------------
                            Name:  William T. McDermott
                            Title: Vice President