Form 10-Q
period 1999-06-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1999-08-12
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

2
EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                  At June 30,    At December 31,
                                                         1999               1998
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                         $ 1,490,219        $ 1,585,699
--------------------------------------------------------------------------------
     Total Assets                                 $ 1,490,219        $ 1,585,699
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $ 1,635,804        $ 1,566,319
                                                  ------------------------------
     Total Liabilities                              1,635,804          1,566,319
                                                  ------------------------------
Partners' Capital (Deficit):
  General Partners                                   (145,585)               775
  Limited Partners                                         --             18,412
  Special Limited Partner                                  --                193
                                                  ------------------------------
     Total Partners' Capital (Deficit)               (145,585)            19,380
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital      $ 1,490,219        $ 1,585,699
================================================================================




--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
For the six months ended June 30, 1999
                                                           Special
                               General       Limited       Limited
                              Partners      Partners       Partner         Total
--------------------------------------------------------------------------------
Balance at December 31, 1998 $     775     $  18,412     $     193     $  19,380
Net Loss                      (146,360)      (18,412)         (193)     (164,965)
--------------------------------------------------------------------------------
Balance at June 30, 1999     $(145,585)    $      --     $      --     $(145,585)
================================================================================


See accompanying notes to the consolidated financial statements.

3
EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended June 30,   Six months ended June 30,
                                  1999          1998          1999          1998
--------------------------------------------------------------------------------
Income
Interest                     $  17,953     $  79,523     $  36,779     $ 104,682
                             ---------------------------------------------------
     Total Income               17,953        79,523        36,779       104,682
--------------------------------------------------------------------------------
Expenses
General and administrative      65,205       151,504       201,744       266,883
                             ---------------------------------------------------
     Total Expenses             65,205       151,504       201,744       266,883
                             ---------------------------------------------------
Loss from Operations           (47,252)      (71,981)     (164,965)     (162,201)
--------------------------------------------------------------------------------
     Net Loss                $ (47,252)    $ (71,981)    $(164,965)    $(162,201)
================================================================================
Net Loss Allocated:
To the General Partners      $ (47,252)    $  (2,879)    $(146,360)    $  (6,488)
To the Limited Partners             --       (68,382)      (18,412)     (154,091)
To the Special Limited Partner      --          (720)         (193)       (1,622)
--------------------------------------------------------------------------------
                             $ (47,252)    $ (71,981)    $(164,965)    $(162,201)
================================================================================
Per limited partnership unit
(32,722 outstanding)               $--       $ (2.09)       $ (.56)      $ (4.71)
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
                                                         1999               1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                          $  (164,965)       $  (162,201)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Increase in cash arising from changes in
  operating assets and liabilities:
     Accounts payable and accrued expenses             69,485             36,249
                                                  ------------------------------
Net cash used for operating activities                (95,480)          (125,952)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (95,480)          (125,952)
Cash and cash equivalents, beginning of period      1,585,699          1,909,899
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $ 1,490,219        $ 1,783,947
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

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and the statement of changes in partners' capital for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

5
EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


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

At June 30, 1999, the Partnership's cash and cash equivalents balance totaled $1,490,219 compared to $1,585,699 at December 31, 1998. The decrease primarily is due to the payment of legal expenses associated with the litigation discussed above, continuing general and administrative expenses for 1999 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses increased from $1,566,319 at December 31, 1998 to $1,635,804 at June 30, 1999. The change is due to differences in the timing of payments, primarily for administrative and legal expenses.

Results of Operations
---------------------

For the three- and six-month periods ended June 30, 1999, the Partnership generated net losses of $47,252 and $164,965, respectively, compared to net losses of $71,981 and $162,201, respectively, for the corresponding periods in 1998. The change for the three-month period primarily is due to lower general and administrative expenses in 1999.

Interest income for the three- and six-month periods ended June 30, 1999 was $17,953 and $36,779, respectively, compared to $79,523 and $104,682, respectively, for the corresponding periods in 1998. The change primarily is due to the Partnership maintaining lower cash balances for the three- and six-month periods in 1999.

General and administrative expenses for the three- and six-month periods ended June 30, 1999 were $65,205 and $201,744, respectively, compared to $151,504 and $266,883, respectively, for the corresponding periods in 1998. The decrease primarily is due to lower legal expenses, partially offset by liquidating expenses incurred in the three- and six-month periods in 1999.

6
EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


Part II    Other Information

Item 1 On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of the Partnership, in the 151st judicial District Court for Harris County, Houston, Texas against Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation which was owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Partnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal Defendant) (collectively, the "Defendants"). The petition purports to bring a suit for breach of fiduciary duty and breach of contract with respect to the management and sale of the construction crane fleet and related equipment. The Plaintiff has requested that the court enter a judgment against the Defendants, jointly and severally, (i) declaring a proper class action; (ii) awarding unspecified compensatory damages, plus interest, expenses and attorneys fees and (iii) awarding punitive and exemplary damages. The Defendants filed a Motion for Summary Judgment and a Partial Summary Judgment was granted by the Court on March 31, 1998. On August 24, 1998, the Court heard a Motion for Summary Judgment filed by a co-defendant. That Motion was taken under consideration, but the judge recused herself before ruling. The case was then reassigned to another judge and a hearing was held on the Motion on March 8, 1999. The Court granted the Motion in part and overruled it in part. The Court had a scheduling conference on May 5, 1999, at which time a trial date of September 20, 1999 was set. The trial date was subsequently rescheduled to May 8, 2000. The Defendants believe the remaining allegations in this complaint are without merit and intend to defend the action vigorously.

Items 2-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -

               (27)   Financial Data Schedule

           (b) Reports on Form 8-K -

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

6
EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       EQUIPMENT ASSET RECOVERY FUND, L.P.


                       BY: EQUIPMENT MANAGEMENT INC.
                           General Partner


Date:  August 12, 1999     BY:     /s/Michael T. Marron
                                   ----------------------------------
                           Name:   Michael T. Marron
                           Title:  President, Director and
                                    Chief Financial Officer