Form 10-Q
period 1999-09-30
EQUIPMENT ASSET RECOVERY FUND LP
filed 1999-11-12
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 1999
                                                 ------------------

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


--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                               At September 30,   At December 31,
                                                          1999              1998
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $ 1,456,794       $ 1,585,699
--------------------------------------------------------------------------------
      Total Assets                                 $ 1,456,794       $ 1,585,699
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses            $ 1,620,172       $ 1,566,319
                                                   -----------------------------
      Total Liabilities                              1,620,172         1,566,319
                                                   -----------------------------
Partners' Capital (Deficit):
  General Partners                                    (163,378)              775
  Limited Partners                                          --            18,412
  Special Limited Partner                                   --               193
                                                   -----------------------------
      Total Partners' Capital (Deficit)               (163,378)           19,380
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital      $ 1,456,794       $ 1,585,699
================================================================================



--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
For the nine months ended September 30, 1999
                                                           Special
                                General     Limited        Limited
                               Partners    Partners        Partner         Total
--------------------------------------------------------------------------------
Balance at December 31, 1998  $     775    $ 18,412     $      193    $   19,380
Net Loss                       (164,153)    (18,412)          (193)     (182,758)
--------------------------------------------------------------------------------
Balance at September 30, 1999 $(163,378)   $     --     $       --    $ (163,378)
================================================================================

See accompanying notes to the consolidated financial statements.

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three months ended           Nine months ended
                                        September 30,               September 30,
                                    1999        1998          1999          1998
--------------------------------------------------------------------------------
Income
Interest                        $ 18,563    $ 23,826    $   55,342    $  128,508
                                ------------------------------------------------
        Total Income              18,563      23,826        55,342       128,508
--------------------------------------------------------------------------------
Expenses
General and administrative        36,356     101,845       238,100       368,728
                                ------------------------------------------------
        Total Expenses            36,356     101,845       238,100       368,728
                                ------------------------------------------------
Loss from Operations             (17,793)    (78,019)     (182,758)     (240,220)
--------------------------------------------------------------------------------
     Net Loss                   $(17,793)   $(78,019)   $ (182,758)   $ (240,220)
================================================================================
Net Loss Allocated:
To the General Partners         $(17,793)   $ (3,121)   $ (164,153)   $   (9,609)
To the Limited Partners               --     (74,118)      (18,412)     (228,209)
To the Special Limited Partner        --        (780)         (193)       (2,402)
--------------------------------------------------------------------------------
                                $(17,793)   $(78,019)   $ (182,758)   $ (240,220)
================================================================================
Per limited partnership unit
(32,722 outstanding)            $     --    $  (2.27)   $    (0.56)   $    (6.97)
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                              $  (182,758)  $   (240,220)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Decrease in cash arising from changes in
  operating assets and liabilities:
     Accounts payable and accrued expenses                 53,853         (7,696)
                                                      --------------------------
Net cash used for operating activities                   (128,905)      (247,916)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (128,905)      (247,916)
Cash and cash equivalents, beginning of period          1,585,699      1,909,899
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 1,456,794   $  1,661,983
================================================================================

See accompanying notes to the consolidated financial statements.

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1998 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and the statement of changes in partners' capital for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 1999, the Partnership's cash and cash equivalents balance totaled $1,456,794 compared to $1,585,699 at December 31, 1998. The decrease primarily is due to the payment of legal expenses associated with the litigation discussed above, continuing general and administrative expenses for 1999 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses increased from $1,566,319 at December 31, 1998 to $1,620,172 at September 30, 1999. The change is due to differences in the timing of payments, primarily for administrative and legal expenses.

Results of Operations
---------------------

For the three- and nine-month periods ended September 30, 1999, the Partnership generated net losses of $17,793 and $182,758, respectively, compared to net losses of $78,019 and $240,220, respectively, for the corresponding periods in 1998. The decrease in 1999 is primarily due to lower general and administrative expenses.

Interest income for the three- and nine-month periods ended September 30, 1999 was $18,563 and $55,342, respectively, compared to $23,826 and $128,508, respectively, for the corresponding periods in 1998. The decrease for the 1999 periods is primarily due to the Partnership maintaining lower cash balances.

General and administrative expenses for the three- and nine-month periods ended September 30, 1999 were $36,356 and $238,100, respectively, compared to $101,845 and $368,728, respectively, for the corresponding periods in 1998. The decrease is primarily due to lower legal expenses, partially offset by liquidating expenses incurred in 1999.

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

Items 2-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27) Financial Data Schedule

           (b)  Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                            EQUIPMENT ASSET RECOVERY FUND, L.P.


                            BY:  EQUIPMENT MANAGEMENT INC.
                                 General Partner


Date:  November 12, 1999         BY:     /s/Michael T. Marron
                                         ----------------------------------
                                 Name:   Michael T. Marron
                                 Title:  President, Director and
                                         Chief Financial Officer