Form 10-K
period 1999-12-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 2000-03-30
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
---                   THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                         Commission file number: 0-13532
                                                 -------

                       EQUIPMENT ASSET RECOVERY FUND, L.P.
              Exact name of registrant as specified in its charter

           Texas                                                  11-2661586
           -----                                                  ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York          10285-2900
--------------------------------------------------------          ----------
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183
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

Annual Report to Unitholders for the year ended December 31, 1999 is incorporated by reference in PARTS I, II, III and IV of this report.

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

Liquidating Sale
----------------
On November 27, 1996, the Partnership, DSC and SFN executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million cash. A detailed discussion of the Liquidating Sale is contained in Item 2, "Properties," and Note 1 and Note 6 of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under Item 14. As a result of the Liquidating Sale, the General Partners are in the process of terminating the Partnership. However, the Partnership will not be terminated prior to the resolution of the pending purported class action suit. A detailed discussion of this litigation is provided in Note 8 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under
Item 14. herein. SFN was liquidated in January 1997.

Employees
---------
The Partnership has no employees. Certain administrative and managerial services are provided by the General Partners and certain affiliates.


Item 2.   Properties

On November 27, 1996, the Partnership, DSC and SFN executed the Liquidating Sale (see Item 1). The purchase price was determined by arms-length negotiations. There is no material relationship between Western and the Partnership or any of its affiliates, any director or officer of the Partnership, or any associate of any such director or officer. The Partnership received net proceeds of $2,772,051 for its crane fleet and received $7,366,940 in distributions from DSC attributable to its interest in the proceeds from the sale of the DSC crane fleet.

As a result of the Liquidating Sale, as of December 31, 1999, the Partnership, DSC and SFN owned no assets other than cash and the General Partners are in the process of terminating the Partnership. However, the Partnership will not be terminated prior to the resolution of the pending purported class action suit. A detailed discussion of this litigation is provided in Note 8 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under Item 14. herein.


Item 3.   Legal Proceedings

Incorporated by reference to Note 8 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under
Item 14.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of the Partnership during the quarter ended December 31, 1999, through the solicitation of proxies or otherwise.


                                     PART II

Item 5.   Market for the Partnership's Limited Partnership
          Interests and Related Security Holder Matters.

The Units are not traded on any exchange, and it is not contemplated that any public trading for the Units will develop. As of December 31, 1999, the number of Limited Partners was 1,843.

On March 6, 1997, the Partnership paid a special cash distribution, in the amount of $300 per Unit, to Unitholders of record as of November 27, 1996. Such distribution represented a substantial portion of the net sales proceeds and distributions from DSC received by the Partnership from the Liquidating Sale. There were no distributions in 1998 or 1999. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.


Item 6.   Selected Financial Data.

The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under Item 14.

Financial Highlights
(in thousands except per Unit data)
                                      1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------------
     Rental Revenues                $    --     $    --     $    --     $ 4,239     $ 4,562
     Gain on Sale of Equipment           --          --          --      16,218         918
     Net Income (Loss)                 (207)       (285)       (547)     11,600         354
     Net Income (Loss) per Unit       (6.32)      (8.28)      (15.87)    324.72          --
     Total Assets                     1,453       1,586        1,910     15,584       8,422
     Loans Payable                       --          --           --         --       4,453
     Cash Distributions per Unit         --          --           --        300(a)       --
-------------------------------------------------------------------------------------------

     (a) Paid on March 6, 1997 to Unitholders of record as of November 27, 1996. Reflects 1996 equipment sale activity including the November 1996 Liquidating Sale. Please refer to Note 6 of the Notes to the Consolidated Financial Statements.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million in cash. Reference is made to the Partnership's 1996 annual report on Form 10-K for a discussion of the terms and conditions of the Liquidating Sale. As a result of the Liquidating Sale, the General Partners are in the process of terminating the Partnership. However, the Partnership will not be terminated prior to the resolution of the pending class action suit. A detailed discussion of this litigation is incorporated by reference to Note 8 "Litigation" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under Item 14.

At December 31, 1999, the Partnership's cash and cash equivalents balance totaled $1,453,153 compared to $1,585,699 at December 31, 1998. The decrease primarily is due to the payment of legal expenses associated with the Partnership's pending class action suit, continuing general and administrative expenses for 1999 and the absence of cash flow from operations due to the Liquidating Sale. The Partnership's remaining cash reserves will first be used to provide for the Partnership's remaining liabilities and obligations, including any associated with the litigation, following which any remaining cash will be distributed to the partners upon liquidation.

Accounts payable and accrued expenses increased from $1,566,319 at December 31, 1998 to $1,640,467 at December 31, 1999. The change is due to differences in the timing of payments, primarily for administrative and legal expenses.

Results of Operations

1999 vs. 1998
-------------

For the year ended December 31, 1999, the Partnership generated net loss of $206,694, compared to a net loss of $285,273 in fiscal 1998. The decrease in 1999 is primarily due to lower general, selling and administrative expenses.

Interest income for the year ended December 31, 1999 was $74,907, compared to $149,352 in fiscal 1998. The decrease for the 1999 period is primarily due to the Partnership maintaining lower cash balances.

General and administrative expenses for the year ended December 31, 1999 were $281,601, compared to $434,625 in fiscal 1998. The decrease is primarily due to lower legal expenses, partially offset by liquidating expenses incurred in 1999.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Partnership.

The Partnership does not have any officers, directors or employees. The General Partners of the Partnership are Equipment Management, Inc. ("EMI") and Steven A. Webster. The Partnership has entered into a Management Agreement with the General Partners, pursuant to which they will perform certain management functions for the Partnership as well as provide certain administrative services.

Steven A. Webster, 48, currently serves as Vice Chairman of the Board of R&B Falcon Corporation, a publicly-held offshore drilling contractor. Mr. Webster is a Managing Director of Global Energy Partners, an affiliate of DLJ Merchant Banking Partners, which makes private equity investments in the energy industry. He serves as a director of the following publicly-held companies: Crown Resources Corporation, a precious metals mining concern; Grey Wolf, Inc., a land drilling contractor; Geokinetics, Inc., a seismic acquisition company; Carrizo Oil & Gas, Inc., an oil and gas exploration company, and Camden Property Trust, a real estate investment trust.

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

The directors and executive officers of EMI are as follows:

     Name                   Office
     ----                   ------
     Michael T. Marron      Director, President and Chief Financial Officer
     Rocco F. Andriola      Director, Vice President

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.


Item 11.  Executive Compensation.

The Partnership does not pay the officers or directors of EMI any remuneration. In addition, EMI does not pay any remuneration to any of its officers or directors, all of whom receive salaries from an affiliate of EMI. Reference is made to Note 3 to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, filed as an exhibit under Item 14, for a discussion of the allocations of Partnership income, losses, distributions and gains from the disposition of assets.


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

(c)  Changes in Control.
     -------------------
None.

Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates are entitled to receive annual Management Fees equal to the greater of $120,000 or 5% of the gross revenues from the operation of the assets owned directly or indirectly by the Partnership. The General Partners are also entitled to a disposition fee equal to 2% of the gross proceeds from the sale of the Partnership's assets. During 1999 and 1998, the General Partners earned no Management Fees or disposition fees. During the second quarter of 1985, the General Partners elected to defer the payment of all Management Fees, other than the $10,000 per month payable to San Felipe Resources Company, a partnership owned primarily for the benefit of Mr. Webster, until the cash flow of the Partnership improved. In June 1986, the amount of fees paid currently to San Felipe Resources Company was further reduced to $5,000 per month.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1)   Financial Statements and Notes.
          -------------------------------
                                                                            Page

          Independent Auditors' Report
          Arthur Andersen LLP..............................................  (1)

          Consolidated Balance Sheets - December 31, 1999 and 1998.........  (1)

          Consolidated Statements of Operations - For the years ended
          December 31, 1999, 1998 and 1997.................................  (1)

          Consolidated Statements of Partners' Capital (Deficit) - For
          the years ended December 31, 1999, 1998 and 1997.................  (1)

          Consolidated Statements of Cash Flows - For the years ended
          December 31, 1999, 1998 and 1997.................................  (1)

          Notes to the Consolidated Financial Statements...................  (1)

          (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999.

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

13.1      Annual Report to Unitholders for the year ended December 31, 1999.

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

(b)       Reports on Form 8-K filed in the fourth quarter of fiscal 1999:

          No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

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



                          EQUIPMENT ASSET RECOVERY FUND

                          BY: Equipment Management, Inc.
                              General Partner



Date:  March 30, 2000
                              BY:    /s/ Michael T. Marron
                                     ---------------------
                              Name:  Michael T. Marron
                              Title: President, Director and
                                     Chief Financial Officer



Date:  March 30, 2000
                              BY:    /s/Steven A. Webster
                                     --------------------
                              Name:  Steven A. Webster
                              Title: General Partner

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                          EQUIPMENT MANAGEMENT, INC.
                          A General Partner



Date:  March 30, 2000
                          BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: President, Director and
                                 Chief Financial Officer



Date:  March 30, 2000
                          BY:    /s/Rocco F. Andriola
                                 --------------------
                          Name:  Rocco F. Andriola
                          Title: Director, Vice President