Form 10-Q
period 2000-03-31
EQUIPMENT ASSET RECOVERY FUND LP
filed 2000-05-22
CIK 731717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the
--------                  Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

   Or


           Transition Report Pursuant to Section 13 or 15(d) of the
--------                  Securities Exchange Act of 1934

           For the Transition period from ______________ to ______________


                        Commission File Number: 01-13532
                                                --------

                       EQUIPMENT ASSET RECOVERY FUND, L.P.
                       -----------------------------------
              Exact Name of Registrant as Specified in its Charter


            Texas                                    11-2661586
            -----                                    ----------
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY     Attn.:  Andre Anderson                         10285
---------------------------------------                        ------
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

                                 Yes  X    No
                                     ----     ----

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY

===================================================================================
CONSOLIDATED BALANCE SHEETS
                                                      At March 31,   At December 31,
                                                             2000              1999
-----------------------------------------------------------------------------------

Assets
Cash and cash equivalents                              $1,425,214        $1,453,153
-----------------------------------------------------------------------------------
     Total Assets                                      $1,425,214        $1,453,153
===================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses                $  685,491        $1,640,467
                                                       ----------------------------
     Total Liabilities                                    685,491         1,640,467
                                                       ----------------------------

Partners' Capital (Deficit):
  General Partners                                         29,589          (187,314)
  Limited Partners                                        702,737                --
  Special Limited Partner                                   7,397                --
                                                       ----------------------------
     Total Partners' Capital (Deficit)                    739,723          (187,314)
-----------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital           $1,425,214        $1,453,153
===================================================================================



====================================================================================
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
For the three months ended March 31, 2000
                                                                Special
                                        General     Limited     Limited
                                        Partners    Partners    Partner        Total
------------------------------------------------------------------------------------
Balance at December 31, 1999          $(187,314)   $     --      $   --    $(187,314)
Net Income                              216,903     702,737       7,397      927,037
------------------------------------------------------------------------------------
Balance at March 31, 2000             $  29,589    $702,737      $7,397    $ 739,723
====================================================================================



See accompanying notes to the consolidated financial statements.               2

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY

===================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31,
                                                                  2000         1999
-----------------------------------------------------------------------------------
Income
Other income                                                $1,051,654    $      --
Interest                                                        21,361       18,826
                                                            -----------------------
     Total Income                                            1,073,015       18,826
-----------------------------------------------------------------------------------
Expenses
General and administrative                                     145,978      136,539
                                                            -----------------------
     Total Expenses                                            145,978      136,539
                                                            -----------------------
Income (Loss) from Operations                                  927,037     (117,713)
-----------------------------------------------------------------------------------
     Net Income (Loss)                                      $  927,037    $(117,713)
===================================================================================
Net Income (Loss) Allocated:
To the General Partners                                     $  216,903    $ (99,108)
To the Limited Partners                                        702,737      (18,412)
To the Special Limited Partner                                   7,397         (193)
-----------------------------------------------------------------------------------
                                                            $  927,037    $(117,713)
===================================================================================
Per limited partnership unit
(32,722 outstanding)                                            $21.48        $(.56)
-----------------------------------------------------------------------------------


===================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
                                                                  2000         1999
-----------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                           $  927,037   $ (117,713)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Accounts payable and accrued expenses                    (954,976)      76,089
                                                            -----------------------
Net cash used for operating activities                         (27,939)     (41,624)
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                      (27,939)     (41,624)
Cash and cash equivalents, beginning of period               1,453,153    1,585,699
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $1,425,214   $1,544,075
===================================================================================



See accompanying notes to the consolidated financial statements.               3

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's 1999 annual audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999 and the statement of changes in partners' capital for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1999, except for the resolution of the outstanding litigation as indicated in Part II, Item 1, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On November 27, 1996, the Partnership, DSC Venture ("DSC") and SFN Corporation ("SFN") executed a sale (the "Liquidating Sale") of their crane fleets, related equipment and existing customer crane rental agreements to Western Crane Supply, Inc. ("Western"), a Kennewick, Washington-based operator of construction cranes and an affiliate of Neil F. Lampson, Inc., for a total consideration of $15.9 million in cash. Reference is made to the Partnership's 1996 annual report on Form 10-K for a discussion of the terms and conditions of the Liquidating Sale. As a result of the Liquidating Sale and the resolution of the litigation discussed in Part II, Item 1 contained herein, the Partnership is expected to be terminated during the second quarter of this year.

At March 31, 2000, the Partnership's cash and cash equivalents balance totaled $1,425,214 compared to $1,453,153 at December 31, 1999. The decrease primarily is due to the payment of general and administrative expenses. The Partnership's remaining cash reserves after payment of, or provision for, the Partnership's obligations, liabilities and expenses, including any costs associated with the litigation, will be distributed to the limited partners upon termination.

Accounts payable and accrued expenses decreased from $1,640,467 at December 31, 1999 to $685,491 at March 31, 2000. The change is due primarily to reversal of amounts previously accrued for liquidation expenses.

Results of Operations
---------------------

Other income relates to reversal of amounts previously accrued for liquidation expenses which management anticipates will not be realized.

For the three month period ended March 31, 2000, the Partnership generated net income of $927,037, compared to net losses of $117,713 for the corresponding period in 1999. The change for the three month period primarily is due to reversal of amounts previously accrued for liquidation expenses.

Interest income for the three month period ended March 31, 2000 was $21,361, compared to $18,826 for the corresponding period in 1999. The change primarily is due to increased interest rates in 2000.

General and administrative expenses for the three month period ended March 31, 2000 were $145,978, compared to $136,539 for the corresponding period in 1999. The increase primarily is due to additional legal expenses incurred in 2000.


Part II    Other Information

Item 1 On June 4, 1997, a purported class action suit was commenced by a limited partner who acquired its interest in the Partnership through a tender offer (the "Plaintiff"), on behalf of, among others, all limited partners of the Partnership, in the 151st Judicial
           District Court for Harris County, Houston, Texas against
           Steven A. Webster, Equipment Management, Inc. (the general partners of the Partnership), DSC Venture (a Texas joint venture in which the Partnership owns a 99% interest), Dayton-Scott Equipment Company (the former manager of the Partnership's construction crane fleet) and SFN Corporation (a corporation which was owned, in part, by the Partnership, which, in turn, owned construction cranes which were sold with the balance of the Partnership's crane fleet in the fourth quarter of 1996) and the Partnership (a Nominal Defendant). On
           March 13, 2000, the parties filed with the court an agreed Stipulation and Order Dismissing Claims with Prejudice which provided for the dismissal of this action. On March 31, 2000, the court ordered the dismissal of this action.

EQUIPMENT ASSET RECOVERY FUND, L.P.
AND CONSOLIDATED VENTURE AND SUBSIDIARY


Items 2-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits - None.
                --------

                (27) Financial Data Schedule

           (b)  Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


                      EQUIPMENT ASSET RECOVERY FUND, L.P.



                      BY: EQUIPMENT MANAGEMENT INC.
                          General Partner



Date:  May 22, 2000       BY:    /s/Michael T. Marron
                                 ----------------------------------------------
                          Name:  Michael T. Marron
                          Title: President, Director and Chief Financial Officer